Form 10-Q
period 1996-03-31
CFSB BANCORP INC
filed 1996-05-15
CIK 859083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 1996    Commission File No. 0-18609



                               CFSB BANCORP, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                38-2920051
(State or Other Jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)             Identification No.)


                                112 East Allegan
                           Lansing, Michigan  48933
                    (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (517) 371-2911


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                 -------     -------

There were 4,476,139 shares of the Registrant's $0.01 par value common stock outstanding as of April 30, 1996.

                       CFSB BANCORP, INC., AND SUBSIDIARY

                                    Contents

                                                             Pages


PART I - FINANCIAL INFORMATION

[CAPTION]

Consolidated Statements of Financial Condition
     at March 31, 1996, and December 31, 1995 (unaudited)        1

Consolidated Statements of Operations for the three months
     ended March 31, 1996 and 1995 (unaudited)                   2

Consolidated Statement of Stockholders' Equity for the three
     months ended March 31, 1996 (unaudited)                     3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 1996 and 1995 (unaudited)                 4-5

Notes to Consolidated Financial Statements (unaudited)           6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      7-19

PART II - OTHER INFORMATION                                     20

SIGNATURES                                                      21

                       CFSB BANCORP, INC., AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


[CAPTION]

                                                                  March 31,      December 31,
                                                                     1996             1995
                                                                         (unaudited)
ASSETS
  Cash and amounts due from depository institutions           $     7,281,131   $   7,070,041
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                              18,209,761      22,654,134
  Investment securities available for sale, at fair value          46,847,506      55,109,533
  Mortgage-backed securities available for sale, at fair value        323,071         607,895
  Mortgage-backed securities held to maturity, net (fair
    value $32,776,767  - 1996 and $35,160,963 - 1995)              32,424,636      34,548,012
  Loans receivable, net                                           634,230,829     610,284,070
  Accrued interest receivable, net                                  4,773,986       4,883,233
  Real estate, net                                                     87,902          21,717
  Premises and equipment, net                                      11,335,025      11,223,147
  Stock in Federal Home Loan Bank of Indianapolis, at cost          8,536,800       8,536,800
  Deferred federal income tax benefit                                 402,754         326,258
  Other assets                                                      7,218,273       6,152,932
                                                               --------------    ------------
       Total assets                                           $   771,671,674   $ 761,417,772
                                                               ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                  $   533,611,971   $ 527,816,178
    Advances from Federal Home Loan Bank                          159,412,702     160,649,376
    Advance payments by borrowers for taxes and insurance           3,052,521       1,281,043
    Accrued interest payable                                        3,433,758       3,474,063
    Federal income taxes payable                                    1,519,198         783,000
    Due to broker                                                   1,998,000          -
    Other liabilities                                               4,631,314       4,671,091
                                                               --------------    ------------
       Total liabilities                                          707,659,464     698,674,751
                                                               --------------    ------------

  Stockholders' equity:
    Serial preferred stock, $0.01 par value; authorized
      2,000,000 shares; issued - none                                 -                -
    Common stock, $0.01 par value; authorized 10,000,000
      shares; issued 4,518,478 shares                                  45,185          45,185
    Additional paid-in capital                                     34,437,842      34,389,162
    Retained income - substantially restricted                     30,863,434      29,852,980
    Net unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $39,579 - 1996 and
      ($36,917) - 1995                                                (76,830)         71,661
    Employee Stock Ownership Plan                                    (633,323)       (691,294)
    Treasury stock, at cost; 42,339 shares - 1996 and
      62,668 shares - 1995                                           (624,098)       (924,673)
                                                               --------------    ------------
       Total stockholders' equity                                  64,012,210      62,743,021
                                                               --------------    ------------
       Total liabilities and stockholders' equity             $   771,671,674   $ 761,417,772
                                                               ==============    ============



See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                                                 Three Months Ended
                                                                                      March 31,

                                                                             1996                    1995
                                                                        -------------            ------------
                                                                                    (unaudited)
INTEREST INCOME:
  Loans receivable                                                      $  12,114,542            $ 10,464,892
  Mortgage-backed securities                                                  649,253               1,113,210
  Investment securities                                                       667,713               1,208,616
  Other                                                                       354,096                 241,843
                                                                        -------------            ------------
    Total interest income                                                  13,785,604              13,028,561
INTEREST EXPENSE:
  Deposits, net                                                             6,000,777               5,483,091
  Federal Home Loan Bank advances                                           2,418,021               2,437,671
                                                                        -------------            ------------
    Total interest expense                                                  8,418,798               7,920,762
    Net interest income before provision
      for loan losses                                                       5,366,806               5,107,799
Provision for loan losses                                                      60,000                  60,000
                                                                        -------------            ------------
    Net interest income after provision
      for loan losses                                                       5,306,806               5,047,799
OTHER INCOME (LOSS):
  Service charges and other fees                                              767,854                 522,703
  Loan servicing income                                                       110,984                 123,283
  Gains on sales of loans, net                                                106,199                   4,289
  Real estate operations, net                                                 (15,000)                (30,000)
  Other, net                                                                   51,064                  64,843
                                                                        -------------            ------------
    Total other income                                                      1,021,101                 685,118
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe benefits                          2,047,503               2,017,022
  Office occupancy and equipment                                              585,718                 524,925
  Federal insurance premiums                                                  343,554                 329,007
  Data processing                                                              84,064                  52,019
  Other, net                                                                  872,867                 793,895
                                                                        -------------            ------------
                                                                            3,933,706               3,716,868
  Loan origination costs capitalized                                         (135,716)               (107,892)
                                                                        -------------            ------------
    Total general and administrative expenses                               3,797,990               3,608,976
                                                                        -------------            ------------
    Income before federal income tax expense                                2,529,917               2,123,941
Federal income tax expense                                                    815,000                 658,000
                                                                        -------------            ------------
    Net income                                                          $   1,714,917            $  1,465,941
                                                                        =============            ============

EARNINGS PER SHARE:
    Primary                                                             $        0.37            $       0.32
                                                                        =============            ============
    Fully diluted                                                       $        0.37            $       0.32
                                                                        =============            ============

DIVIDENDS PAID PER SHARE                                                $        0.11            $       0.10
                                                                        =============            ============


See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                       Three Months Ended March 31, 1996
                                  (unaudited)



                                                                          Net Unrealized
                                             Additional                   Gains (Losses)     Commitment                   Total
                                 Common       Paid-in        Retained    On Available-For-   for ESOP      Treasury   Stockholders'
                                  Stock       Capital         Income      Sale Securities      Debt          Stock        Equity
                                ---------  ------------   -------------  -----------------  -----------  -----------  -------------
Balance at
  December 31, 1995             $ 45,185   $ 34,389,162   $  29,852,980     $  71,661       $ (691,294)  $  (924,673)  $ 62,743,021

Net income                          -         -               1,714,917          -                -             -         1,714,917

Stock options exercised             -         -                (211,748)         -                -          300,575         88,827

Repayment of ESOP debt              -         -                    -             -              57,971         -             57,971

Cash dividends on common
   stock - $0.11 per share          -         -                (492,715)         -                -            -           (492,715)

Tax benefit of ESOP dividends       -         15,130              -              -                -            -             15,130

Tax benefit associated with
   exercise of stock options        -         33,550              -              -                -            -             33,550

Change in market value
   of available-for-sale
   securities, net                  -         -                   -          (148,491)            -            -           (148,491)

                                ---------  ------------   -------------  -------------      -----------  -----------   ------------
Balance at
  March 31, 1996                $ 45,185  $ 34,437,842    $  30,863,434     $ (76,830)      $ (633,323)  $ (624,098)   $ 64,012,210
                                =========  ============   =============  =============      ===========  ===========   ============

See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Cash Flows


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      1996                      1995
                                                                                 --------------           ----------------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   1,714,917            $   1,465,941
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                   318,564                  286,783
       Provision for loan losses                                                        60,000                   60,000
       Provision for real estate losses                                                 15,000                   30,000
       Net amortization of premiums and accretion of discounts                         166,879                  322,419
       Loan origination fees, net of costs deferred                                    (16,178)                 128,739
       Amortization of loan fees                                                       (94,294)                (109,153)
       Loans originated for sale                                                    (9,427,425)                (622,150)
       Proceeds from sales of loans originated for sale                              1,787,128                  690,650
       Capitalized originated mortgage servicing rights, net                           (67,939)                  -
       Net gains on sales of loans and securities                                      (38,164)                  (4,289)
       Gains on sales of repossessed assets                                               (430)                  -
       Recoveries of losses                                                             13,526                   18,946
       Decrease (increase) in accrued interest receivable                              109,247                 (465,770)
       Increase (decrease) in accrued interest payable                                 (40,305)                 281,306
       Increase in federal income taxes payable                                        815,000                  658,000
       Increase (decrease) in other liabilities                                       (100,319)                 969,878
       Decrease (increase) in other assets                                          (1,002,402)               4,148,941
                                                                                 --------------           -------------
              Net cash provided (used) by operating activities                      (5,787,195)               7,860,241

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities available for sale                        (5,041,125)                  -
       Principal repayments and maturities of investment
          securities held to maturity                                                   -                     2,000,000
       Principal repayments and maturities of investment
          securities available for sale                                             12,920,000                3,000,000
       Loan originations (net of undisbursed loans in process)                     (32,089,929)             (28,733,921)
       Loans purchased                                                             (20,157,862)                  -
       Proceeds from sales of loans                                                  7,471,757                  301,914
       Principal repayments on loans                                                28,541,308               16,589,127
       Principal repayments and maturities on mortgage-backed
          securities available for sale                                                285,605                  777,546
       Principal repayments and maturities on mortgage-backed
          securities held to maturity                                                2,113,881                2,161,565
       Due to broker                                                                 1,998,000                   -
       Proceeds from sales, redemptions, and settlements of
          real estate owned, net                                                        -                       338,860
       Proceeds from sales of repossessed property                                       5,510                   -
       Capitalized additions to real estate owned, net of recoveries                     7,929                      951
       Purchases of premises and equipment                                            (431,666)                (323,189)
       Proceeds from sales and disposals of premises and equipment                       1,224                   -
       Purchases of Federal Home Loan Bank stock                                        -                      (374,000)
                                                                                 --------------           -------------
              Net cash used by investing activities                                 (4,375,368)              (4,261,147)

                       CFSB BANCORP, INC., AND SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     1996                     1995
                                                                                 -------------            -------------
                                                                                               (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                    $   5,795,793            $   9,195,894
     Stock options exercised                                                            88,827                    7,649
     Net increase in advance payments by
        borrowers for taxes and insurance                                            1,771,478                1,511,733
     Federal Home Loan Bank advance repayments                                      (1,282,819)             (44,626,171)
     Federal Home Loan Bank advances                                                    46,145               28,053,277
     Dividends paid on common stock                                                   (490,144)                (443,466)
                                                                                 -------------            -------------
            Net cash provided (used) by financing activities                         5,929,280               (6,301,084)
                                                                                 -------------            -------------

     Net decrease in cash and cash equivalents                                      (4,233,283)              (2,701,990)

     Cash and cash equivalents at beginning of period                               29,724,175               15,662,465
                                                                                 -------------            -------------
     Cash and cash equivalents at end of period                                  $  25,490,892            $  12,960,475
                                                                                 =============            =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
           Interest expense                                                      $   8,459,103            $   7,639,456
           Federal income taxes                                                         -                        -
     Transfers of loans to real estate owned                                            73,256                  109,936
     Transfer of loans to repossessed property                                          14,226                   -
     Loans charged-off                                                                  25,455                   12,740





See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1995, included in the Corporation's 1995 Annual Report.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and transactions of CFSB Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Community First Bank (Bank), and the Bank's wholly-owned subsidiary, Capitol Consolidated Financial Corporation (Capitol Consolidated), and Capitol Consolidated's wholly-owned subsidiary, Allegan Insurance Agency. Intercompany transactions and account balances are eliminated.

3. EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares and common share equivalents outstanding during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sections are designed to provide a more thorough discussion of the Corporation's financial condition and results of operations as well as to provide additional information on the Corporation's asset/liability management strategies, sources of liquidity, and capital resources. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

GENERAL

CFSB Bancorp, Inc. (Corporation) is the holding company for Community First Bank, a federal savings bank (Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank. The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and the southwest corner of Ionia County. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to make loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Net income for the three months ended March 31, 1996, was $1,715,000, or $0.37 per fully diluted share, a net increase of 17.0 percent, or $249,000, from $1,466,000, or $0.32 per fully diluted share, for the corresponding period in 1995. The Corporation's strong financial performance for the quarter reflects improvement in net interest margin and substantial increases in fee income partially offset by controlled general and administrative expense growth. The comparability of net earnings was also influenced by the Corporation's effective tax rate of 32.2 percent in 1996 compared to 31.0 percent a year earlier. Net income for the 1996 first quarter represents a return on average assets of 0.91 percent, an increase from 0.82 percent for the 1995 first quarter and a return on average stockholders' equity of 10.85 percent compared to 10.49 percent in 1995. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 60.5 percent for the quarter ended March 31, 1996, an improvement from 62.4 percent for the quarter ended March 31, 1995.

Net Interest Income

The most significant component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, mortgage-backed securities, investment securities and other earning assets, and interest paid on deposits and FHLB advances. This amount, when annualized and divided by average earning assets, is referred to as the net yield on average earning assets. Net interest income and net yield on average earning assets are directly impacted by changes in volume and mix of earning assets and interest-bearing liabilities, market rates of interest, the level of non-performing assets, demand for loans, and other market forces.

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net yield on earning assets for the three months ended March 31, 1996 and 1995, and at March 31, 1996, and December 31, 1995. The costs include the annualized effect of the Corporation's interest rate exchange agreement.


                                      For the
                                   Three Months
                                       Ended               At             At
                                     March 31,          March 31,     December 31,
                                  1996       1995         1996           1995
                               ----------  ---------  ------------  --------------

Weighted average yield:
 Loans receivable, net           7.72%       7.88%       7.67%          7.75%
 Mortgage-backed securities      7.62        6.76        7.89           7.86
 Investment securities           5.40        5.48        5.50           5.37
 Interest-earning deposits       4.26        4.07        4.78           4.92
 Other                           7.58        7.44        7.59           7.61
                                 ----        ----       -----         ------

 Total earning assets            7.49        7.43        7.48           7.49

Weighted average cost:
 Savings, checking, and money
   market accounts               2.59        2.90        2.46           2.76
 Certificates of deposit         5.89        5.51        5.82           5.97
 FHLB advances                   6.08        6.32        5.96           6.02
                                 ----        ----       -----         ------

 Total interest-bearing
   liabilities                   4.94        4.88        4.81           5.00
                                 ----        ----       -----         ------

Interest rate spread             2.55%       2.55%       2.67%          2.49%
                                 ====        ====       =====         ======

Net yield on earning assets      2.89%       2.86%       3.01%          2.81%
                                 ====        ====       =====         ======

Net interest income before provision for loan losses was $5.4 million during the first quarter of 1996, and represented a $259,000 increase compared to the first quarter of 1995. Net interest income was positively affected by strong growth in earning assets. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also contributed to an improved net interest margin. Average loans receivable were $627.9 million in the first quarter of 1996 representing growth of $95.7 million, or 18.0 percent, over average loans receivable of $532.2 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio. The Corporation's net yield on average earning assets was 2.89% for the three months ended March 31, 1996, an improvement from 2.86% for the comparable three month period of 1995. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net yield if short-term market interest rates rise. In a falling interest rate environment, competition may pressure the Corporation's net interest margin.

The future trend of the Corporation's net yield and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, and refinancings and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during the first quarter resulted in many more customers exhibiting a preference for fixed-rate mortgage loans, most of which are originated for sale in the secondary market. As the slope of the yield curve has more recently begun to steepen in the second quarter, customer preferences in the Corporation's local market are
again favoring adjustable-rate mortgage loans.    Additional factors affecting
the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses

The allowance for loan losses, established through provisions for losses charged to expense, is increased by recoveries of loans previously charged off and reduced by charge-offs of loans. During the first quarter of 1996, the provision for loan losses remained unchanged at $60,000 compared to the year-ago period. Maintaining the current provision primarily resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, the perceived risk exposure among all loan types and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

For more information on the Corporation's allowance for loan losses and activity therein, reference is made to "Asset Quality."

Other Income

Other income totaled $1,021,000 for the three months ended March 31, 1996, compared to $685,000 for the three months ended March 31, 1995, an increase of
49.0 percent, or $336,000. Growth in other income resulted primarily from increased deposit fees assessed on a higher level of transaction account activity. Increased gains on loan sales, including the impact of adopting Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS 122), also contributed to the higher level of other income. Adopting SFAS 122 increased gains on loan sales by $68,000 in the first quarter of 1996.

Effective January 1, 1996, the Corporation adopted the provisions of SFAS 122. This statement requires the Corporation to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Prior to adoption of SFAS 122, the Corporation had no assets capitalized for originated or purchased servicing rights. The fair value of capitalized originated mortgage servicing rights is determined based on the estimated discounted net cash flows to be received. In applying this valuation method, the Corporation uses assumptions market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Originated mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. These capitalized mortgage servicing rights are periodically reviewed for impairment based on the fair value of those rights.

The ongoing impact of SFAS 122 will depend upon demand in the Corporation's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The Corporation capitalized approximately $68,000 of originated mortgage servicing rights during the three months ended March 31, 1996, of which less than $1,000 has been amortized. No valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of March 31, 1996.

General and Administrative Expenses

General and administrative expenses were $3,798,000 for the three months ended March 31, 1996, an increase of $189,000 compared to $3,609,000 for the same quarter a year ago. Compensation rose between periods as a result of upward merit-based salary adjustments partly offset by the effect of fewer full-time equivalent employees. The use of dividends received on unallocated ESOP shares to reduce the Corporation's contribution in the first quarter of 1996 favorably impacted general and administrative expenses. The first quarter of 1995's occupancy expense benefited from the receipt of rental income from the Corporation's third-party provider of financial services and the receipt of an upcharge in connection with renovations made to tenant specifications. Furniture and equipment depreciation expense in 1996 increased over the comparable 1995 period primarily as a result of accelerating the depreciation on certain computer equipment to more closely reflect the estimated remaining life of this equipment. Included in other general and administrative expense, marketing expense increased $52,000 over the 1995 period principally as the result of the continued promotion of the Corporation's checking account products. In addition, a comparatively higher volume of mortgage loan originations led to increased loan origination costs capitalized.

The Bank is required to pay assessments based on a percentage of its insured deposits to the Federal Deposit Insurance Corporation (FDIC) for insurance of its deposits by the FDIC through the Savings Association Insurance Fund (SAIF). Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25 percent of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF. The assessment rate currently ranges from 0.23 percent of insured deposits for well-capitalized institutions to 0.31 percent of insured deposits for undercapitalized institutions.

The FDIC also administers the Bank Insurance Fund (BIF), which has the same designated reserve ratio as the SAIF. In late 1995, the FDIC amended the risk-based assessment schedule to significantly lower the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF effective during the semi-annual period after the BIF achieves its designated reserve ratio of 1.25 percent of BIF-insured deposits. Under the new BIF assessment schedule, the assessment rates of BIF-insured institutions range from 0.31 percent of insured deposits for undercapitalized BIF-institutions to an annual payment of $2,000 for well-capitalized institutions which constitute over 90 percent of BIF-insured institutions. The FDIC has indicated that the BIF achieved the designated reserve ratio during the quarter ended June 30, 1995, and has refunded excess premiums paid by BIF-insured institutions. The FDIC does not anticipate the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category will fall below the current 0.23 percent of insured deposits before the year 2002 absent a recapitalization of the SAIF. The new BIF assessment schedule results in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and places SAIF-insured savings associations such as the Bank at a competitive disadvantage to BIF-insured institutions.

A number of proposals are being considered to recapitalize the SAIF in order to eliminate the insurance premium disparity. Proposed legislation provides for a one time assessment currently estimated to be 80 to 85 basis points of insured deposits that would fully capitalize the SAIF. Under this proposal, the BIF and SAIF would be merged into one fund on January 1, 1998. It is unknown whether this legislation will be enacted or whether premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action.
The legislation also contemplates that commercial banks whose deposits are currently insured under SAIF would receive up to a 20 percent reduction in their share of the premium assessment. If a special assessment as described above were to be required, it would result in a one-time after-tax charge to the Bank of up to $2.9 million, assuming such charge would be tax deductible and the special assessment is based on deposits held at March 31, 1995, as is currently proposed. If such a special assessment were required, while the Corporation's net income would initially be negatively impacted, the SAIF as a result would be fully recapitalized and this would have the effect of reducing the Bank's future deposit insurance premiums to the SAIF, thereby increasing net income in future periods, and restoring competitive equality between BIF-insured and SAIF-insured institutions.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $815,000 for the three months ended March 31, 1996, compared to $658,000 for the comparable 1995 quarter. The increase in federal income tax expense resulted from a higher level of pre-tax earnings combined with an increase in the Corporation's effective tax rate from 31.0 percent for 1995 to 32.2 percent for 1996. The increase in the effective tax rate is the result of accounting for changes in the Corporation's tax reserves under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). To the extent the Corporation's loan and mortgage-backed security portfolio increased during 1995, a deferred tax liability for the excess of the Corporation's tax bad debt reserves over the amount of such reserves as of December 31, 1987, was reduced which had the effect of lowering the Corporation's effective tax rate. The Corporation's adjusted base-year tax bad debt reserve increased during 1995 to the level of the Corporation's actual base-year tax bad debt reserve. As a result, 1996 growth in the Corporation's loan and mortgage-backed securities portfolio will result neither in a reduced liability nor lowered tax expense. The Corporation's federal income tax expense was also favorably impacted during both periods by the expected annual use of $228,000 of low-income housing federal income tax credits.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets.
Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan. As of March 31, 1996, the Corporation had no loans which were "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Additionally, management, after reviewing the Corporation's commercial business and income-producing loan portfolios, does not believe it has any nor has had any impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, at or during the quarter ended March 31, 1996. The Corporation, however, had $10,000 and $17,000 of loans on accrual status as of March 31, 1996, and December 31, 1995, respectively, which were 90 days or more delinquent. Payment of interest on such loans was either guaranteed or otherwise fully collectible. For purposes of presentation, these loans are included as nonaccruing loans in the following table.

[CAPTION]

                                      March 31,         December 31,
                                        1996                1995
                                      --------            --------
                                          (dollars in thousands)


      Nonaccruing loans:
       One- to four-family
         residential mortgages       $     419           $      68
       FHA-partially insured
         and VA-partially guaranteed        73                 253
       Consumer installment                 86                  28
                                      --------            --------
         Total                       $     578           $     349
                                      ========            ========

         Percentage of total assets       0.08%               0.05%
                                      ========            ========

      Real estate owned:(1)
       One-to four-family
         residential mortgages       $     312           $     238
       Construction and development          7                   7
                                      --------            --------
         Total                       $     319           $     245
                                      ========            ========

         Percentage of total assets       0.04%               0.03%
                                      ========            ========

         Total nonaccruing loans
          and real estate owned      $     897           $     594
                                      ========            ========

         Percentage of total assets       0.12%               0.08%
                                      ========            ========


(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The following is a summary of the Corporation's loan and real estate owned loss experience from December 31, 1992, through March 31, 1996.


                                                 Real
                                  Loans         Estate           Total
                                  -----         ------           -----

Balance at December 31, 1992    $3,836,856      $236,894      $4,073,750
 Provision for losses              240,000       330,000         570,000
 Charges against the allowance    (347,789)     (535,479)       (883,268)
 Recoveries                        117,666       135,672         253,338
                                ----------     ---------      ----------

Balance at December 31, 1993     3,846,733       167,087       4,013,820
 Provision for losses              240,000       565,000         805,000
 Charges against the allowance    (153,263)     (711,937)       (865,200)
 Recoveries                        190,448        55,823         246,271
                                ----------     ---------      ----------

Balance at December 31, 1994     4,123,918        75,973       4,199,891
 Provision for losses              240,000       120,000         360,000
 Charges against the allowance     (55,107)      (34,614)        (89,721)
 Recoveries                         54,328        62,218         116,546
                                ----------     ---------      ----------

Balance at December 31, 1995     4,363,139       223,577       4,586,716
 Provision for losses               60,000        15,000          75,000
 Charges against the allowance     (25,455)      (15,210)        (40,665)
 Recoveries                         13,526         7,281          20,807
                                ----------     ---------      ----------

Balance at March 31, 1996       $4,411,210      $230,648      $4,641,858
                                ==========     =========      ==========


While the $4.4 million allowance for loan losses at March 31, 1996, remained relatively unchanged compared to December 31, 1995, the allowance for loan losses as a percentage of total loans as of March 31, 1996, declined to 0.68 percent compared to 0.69 percent at December 31, 1995, and 0.77 percent at March 31, 1995. Nonperforming assets as a percentage of total assets declined from 0.38 percent at March 31, 1995, to 0.08 percent at December 31, 1995, and increased slightly to 0.12 percent at March 31, 1996.

Management believes the current provision and related allowance for loan and real estate owned losses is adequate to meet current and potential credit risks in the current loan and real estate owned portfolio, although there can be no assurances the related allowances may not have to be increased in the future.

ASSET/LIABILITY MANAGEMENT

The operating results of the Corporation are dependent, to a large extent, upon its net interest income, which is the difference between its interest income from interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, such as deposits and FHLB advances. In recent years, financial institutions have experienced significant fluctuations in net interest income caused by rapidly changing interest rates and by differences in the repricing characteristics of their interest-earning assets and interest-bearing liabilities.

One indicator used to measure interest rate risk is the one-year gap which represents the difference between interest-earning assets which mature or reprice within one year and interest-bearing liabilities which mature or reprice within one year. The Corporation's one-year gap was a negative 9.0 percent at March 31, 1996, compared to a negative 7.1 percent at December 31, 1995, and the Corporation's three-to-five-year gap was a negative 2.1 percent at March 31, 1996, compared to a negative 0.6 percent at December 31, 1995. The change in the Corporation's negative gap position between periods is primarily the result of using available liquidity from shorter-term net deposit inflows and the proceeds from maturities and repayments of investment and mortgage-backed securities to fund the origination of three-year adjustable-rate mortgages and the purchase of medium-term fixed- and adjustable-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

Total assets rose to $771.7 million at March 31, 1996, an increase of $10.3 million, or 1.3 percent, from $761.4 million at December 31, 1995.

The Corporation's regulatory liquidity ratios at March 31, 1996, and December 31, 1995, were 11.5 percent and 12.7 percent, respectively. The Corporation anticipates it will have sufficient funds available to meet current commitments either through operations, deposit growth, or borrowings from the FHLB. At March 31, 1996, the Corporation had total outstanding mortgage loan commitments of $23.8 million of which $16.1 million were for adjustable-rate loans and $7.7 million were for fixed-rate loans. The interest rate on fixed-rate loans generally is not determined until the approximate closing date. Loans in process at quarter-end 1996 totaled $11.0 million and primarily represented undrawn funds on adjustable- and fixed-rate construction loans of $8.9 million and $2.1 million, respectively. The Corporation also had commitments to extend adjustable-rate home equity lines of credit in the amount of $26.2 million at March 31, 1996. The Corporation had no firm commitments to purchase mortgage loans and had commitments to sell $3.1 million of fixed-rate, residential mortgage loans at March 31, 1996. Approximately $3.6 million of one- to four-family residential, fixed-rate mortgage loans was held for sale at March 31, 1996, with a weighted average interest rate of 7.6 percent.

Lending

Loans receivable increased $23.9 million, or 3.9 percent, to $634.2 million at March 31, 1996, from $610.3 million at December 31, 1995, and increased $104.0 million, or 19.6 percent from $530.2 million at March 31, 1995.

The Corporation originated $37.5 million of loans during the first quarter of 1996, a substantial increase from $28.9 million during the first quarter of 1995. During late 1995 and into early 1996, market rates of interest moved lower and loan demand grew significantly compared to the first quarter a year earlier. Also influenced by the falling interest rate environment were higher principal repayments on loans. The Corporation received principal repayments on loans of $28.5 million during the three months ended March 31, 1996, compared to $16.6 million during the first quarter of 1995. The following schedule sets forth the Corporation's loan originations for the three months ended March 31, 1996 and 1995.

                                                                 Three Months Ended
                                                                      March 31,
                                                                1996              1995
                                                                ----              ----
                                                                    (in thousands)

Fixed-rate:
   One- to four-family residential                           $ 11,534         $    786
   Income-producing                                               758                -
   FHA-insured and VA-partially guaranteed                         65                -
   Construction and development:
    One- to four-family residential                             1,609                -
   Commercial                                                      10               61
   Consumer                                                     3,414            3,115
                                                             --------         --------
                                                               17,390            3,962

Adjustable-rate:
   One- to four-family residential                              7,385            7,985
   Income-producing                                                 -               95
   Construction and development:
    One- to four-family residential                             6,938           10,181
    Income-producing                                              600            2,975
   Commercial                                                   1,020              236
   Consumer                                                     4,152            3,488
                                                             --------         --------
                                                               20,095           24,960
                                                             --------         --------

   Total originations                                        $ 37,485         $ 28,922
                                                             ========         ========


During the quarters ended March 31, 1996 and 1995, the Corporation sold primarily fixed-rate loans aggregating $9.2 million and $1.0 million, respectively. The level of loan sales is partially a function of the interest rate environment. When the spread between fixed and adjustable mortgage interest rates was relatively wide in the first quarter of 1995, mortgage loan originations reflected customer preferences in the Corporation's market area for adjustable-rate loans which are retained in the Corporation's portfolio. In the first quarter of 1996, however, the spread between fixed and adjustable mortgage rates narrowed and there was a much higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there has been a higher level of sales in 1996.

During the three months ended March 31, 1996, the Corporation purchased from an unaffiliated financial institution $20.2 million one- to four-family residential, fixed- and adjustable-rate, medium-term mortgage loans. No purchases were made in the comparable 1995 quarter. The Corporation purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability.

Investment and Mortgage-Backed Securities

At December 31, 1995, investment and mortgage-backed securities available for sale included unrealized net gains of $109,000 reported net of $37,000 of federal income tax expense. Throughout the first quarter of 1996, market interest rates generally climbed which unfavorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At March 31, 1996, investment and mortgage-backed securities available for sale included unrealized net losses of $116,000 reported net of $39,000 of federal income tax benefit as a separate component of stockholders' equity. The Corporation had no investment or mortgage-backed securities classified as trading securities as of March 31, 1996.

Included in the composition of the Corporation's earning assets at March 31, 1996, were $32.7 million of mortgage-backed securities, a 6.9 percent decline from the $35.2 million held at December 31, 1995. The relatively low interest rate environment of early 1996 led to a more predominant refinance market and resulted in acceleration of principal repayments on the mortgage loans underlying these securities. While outstanding balances of mortgage-backed securities were almost twice as high in first quarter 1995, principal repayments and maturities of $2.4 million in first quarter 1996 approached the level of $2.9 million in the year-ago quarter. The Corporation did not purchase or sell any mortgage-backed securities during the quarters ended March 31, 1996 or 1995. The approximate fair value of the mortgage-backed securities portfolio was $33.1 million at March 31, 1996, with gross unrealized gains and losses of $544,000 and $193,000, respectively.

At March 31, 1996, the level of the Corporation's investment securities portfolio declined to $46.8 million from $55.1 million at December 31, 1995. The decrease in investment securities resulted principally from the maturity of $11.1 million of investment securities and call options being exercised on $1.8 million of available-for-sale investment securities. Proceeds from the maturities and calls were, in part, used to purchase a $2.0 million available-for-sale medium-term federal agency security and a $3.0 million available-for-sale medium-term U.S. Treasury security. The approximate fair value of the Corporation's investment securities was $46.8 million at March 31, 1996, with gross unrealized gains and losses of $105,000 and $220,000, respectively.

Deposits

Total deposits grew by $5.8 million from $527.8 million at December 31, 1995, to $533.6 million at March 31, 1996. During 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Corporation conducted a comprehensive marketing campaign. As a result, a record number of new checking accounts were opened during 1995. The continued promotion of

Really Free Checking in 1996 has resulted in an expansion of the Corporation's deposit base through attracting new customers and cross-selling other Bank products to existing customers.

Borrowings

Since mid-1993, borrowings from the FHLB have been an integral component of the Corporation's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances grew from $77.8 million at December 31, 1993, to $160.6 million at year-end 1995. Of the $159.4 million of outstanding FHLB advances at March 31, 1996, $131.6 million carried a weighted average fixed-rate of 6.1 percent. Adjustable-rate advances at March 31, 1996, totaled $27.8 million, all of which reprice based upon three-month LIBOR or prime. Because net deposit inflows were generally available to meet the Corporation's operating needs, borrowings during the first quarter of 1996 were limited.

Capital

Total stockholders' equity was $64.0 million at March 31, 1996, a $1.3 million, or 2.0 percent increase, compared to the 1995 year-end total of $62.7 million. Book value per share correspondingly increased to $14.30 at March 31, 1996, from $14.08 per share at December 31, 1995. The increases were primarily the result of net income for the first quarter of 1996 offset in part by dividend declarations and downward market adjustments on available-for-sale securities. Principally as the result of the increase in total stockholders' equity during the first quarter, the ratio of stockholders' equity to assets increased to 8.3 percent at March 31, 1996, from 8.2 percent at December 31, 1995.

Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. During 1993, the Office of Thrift Supervision (OTS) issued a final rule adding an interest rate risk component to the risk-based capital requirement for thrift institutions. The regulation requires thrifts with a greater than normal interest rate exposure to take a deduction from the total capital available to meet their risk-based capital requirements. The OTS measures an institution's interest rate risk as a percentage change in the market value of its portfolio resulting from a hypothetical 200-basis-point shift in interest rates. The deduction from risk-based capital is equal to one-half of the difference between the measured risk and 2 percent (normal level) multiplied by the market value of an institution's assets. The OTS has postponed the effective date for implementation of this regulation until it finalizes the process under which institutions may appeal such capital deductions and it determines how the other bank regulatory agencies plan to adjust bank capital for excessive interest rate risk exposure. If applied, this regulation would not have significantly impacted the amount of the Bank's risk-based capital available to meet the requirement at March 31, 1996. The Bank's risk-based capital ratio was 14.8 percent at March 31, 1996.

Additionally, bank regulatory agencies require national banks with less than the highest rating to maintain a core capital ratio of 4 to 5 percent. As mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the OTS must apply similar requirements to thrift institutions. The OTS has issued a proposal to raise the minimum core capital ratio from 3 percent to a range of 4 to 5 percent. At this date, Community First Bank cannot predict its ultimate required capital level or when the proposal will be in effect. Community First Bank's tangible and core capital ratios were 8.1 percent at March 31, 1996. Based upon the present capital levels, management believes Community First Bank is well positioned to meet future regulatory capital provisions.

The Corporation's Board of Directors declared a cash dividend of $0.11 per share in the first quarter of 1996, an increase of 10.0 percent over the $0.10 per share dividend declared in the first quarter of 1995. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

ACCOUNTING STANDARD

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement encourages all entities to adopt a fair value based method of accounting for their employee stock-based compensation plans. The statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are generally effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Corporation adopted the provisions of SFAS 123 effective January 1, 1996, and will elect the pro forma disclosure method in its year-end 1996 Consolidated Financial Statements and Notes thereto.

                              CFSB BANCORP, INC.

                                   Part II

                              Other Information




Item 1.  Legal Proceedings

               None

Item 2.  Changes in Securities

               None

Item 3.  Defaults in Senior Securities

               None

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K

         a.)   List of Exhibits
               (27)  Financial Data Schedule

         b.)   Reports on Form 8-K
               There were no reports on Form 8-K filed during the quarter for which this report is filed.

                               CFSB BANCORP, INC.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CFSB BANCORP, INC.
                                (Registrant)


Date:  May 10, 1996             By:  /s/ Robert H. Becker
                                     --------------------
                                     Robert H. Becker
                                     President and
                                     Chief Executive Officer
                                     (Duly Authorized Officer)



Date:  May 10, 1996             By:  /s/ John W. Abbott
                                     ------------------
                                     John W. Abbott
                                     Executive Vice President,
                                     Chief Operating Officer,
                                     and Secretary
                                     (Principal Financial and
                                     Accounting Officer)

                                Exhibit Index
                                -------------


Exhibit No.                            Description
- - -----------                            -----------
    27                               Financial Data Schedule
