Form 10-Q
period 1996-06-30
CFSB BANCORP INC
filed 1996-08-13
CIK 859083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended June 30, 1996 Commission File No. 0-18609



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


                              Yes   X     No
                                  -----      -----

There were 4,442,541 shares of the Registrant's $0.01 par value common stock outstanding as of July 31, 1996.

                       CFSB BANCORP, INC., AND SUBSIDIARY

                                    Contents

                                                                      Pages
                                                                      -----

PART I - FINANCIAL INFORMATION


       Consolidated Statements of Financial Condition
            at June 30, 1996, and December 31, 1995 (unaudited)          1

       Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 (unaudited) and for the
            six months ended June 30, 1996 and 1995 (unaudited)          2

       Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 1996 (unaudited)                       3

       Consolidated Statements of Cash Flows for the six months
            ended June 30, 1996 and 1995 (unaudited)                   4-5

       Notes to Consolidated Financial Statements (unaudited)            6

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7-21


       PART II - OTHER INFORMATION                                      22

       SIGNATURES                                                       23

                     CFSB BANCORP, INC., AND SUBSIDIARY
               Consolidated Statements of Financial Condition


                                                                            June 30,         December 31,
                                                                              1996              1995
                                                                           ------------     ------------
                                                                                    (unaudited)
ASSETS
  Cash and amounts due from depository institutions                        $  5,623,501     $  7,070,041
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                                        11,690,289       22,654,134
  Investment securities available for sale, at fair value                    36,032,200       55,109,533
  Mortgage-backed securities available for sale, at fair value                  -                607,895
  Mortgage-backed securities held to maturity, net
  (fair value $30,506,487 - 1996 and $35,160,963 - 1995)                     30,314,214       34,548,012
  Loans receivable, net                                                     670,029,055      610,284,070
  Accrued interest receivable, net                                            5,111,443        4,883,233
  Real estate, net                                                              -                 21,717
  Premises and equipment, net                                                11,398,952       11,223,147
  Stock in Federal Home Loan Bank of Indianapolis, at cost                    8,820,700        8,536,800
  Deferred federal income tax benefit                                           460,296          326,258
  Other assets                                                               12,129,438        6,152,932
                                                                           ------------     ------------
       Total assets                                                        $791,610,088     $761,417,772
                                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                               $537,525,724     $527,816,178
    Advances from Federal Home Loan Bank                                    174,674,796      160,649,376
    Advance payments by borrowers for taxes and insurance                     5,663,922        1,281,043
    Accrued interest payable                                                  3,548,457        3,474,063
    Federal income taxes payable                                                847,197          783,000
    Other liabilities                                                         4,282,955        4,671,091
                                                                           ------------     ------------
       Total liabilities                                                    726,543,051      698,674,751
                                                                           ------------     ------------

  Stockholders' equity:
    Serial preferred stock, $0.01 par value; authorized
      2,000,000 shares; issued - none                                           -                -
    Common stock, $0.01 par value; authorized 10,000,000
      shares; issued 4,518,478 shares                                            45,185           45,185
    Additional paid-in capital                                               34,437,842       34,389,162
    Retained income - substantially restricted                               32,171,909       29,852,980
    Net unrealized gains (losses) on available-for-sale securities,
      net of tax benefit (expense) of $97,122 - 1996 and ($36,917)-1995        (188,530)          71,661
    Employee Stock Ownership Plan                                              (575,351)        (691,294)
    Treasury stock, at cost; 51,737 shares - 1996 and
      62,668 shares - 1995                                                     (824,018)        (924,673)
                                                                           ------------     ------------
       Total stockholders' equity                                            65,067,037       62,743,021
                                                                           ------------     ------------
       Total liabilities and stockholders' equity                          $791,610,088     $761,417,772
                                                                           ============     ============


See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                            1996             1995               1996              1995
                                                       ------------------------------       ------------------------------
                                                                (unaudited)                          (unaudited)
INTEREST INCOME:
  Loans receivable                                     $ 12,593,062      $ 10,855,720       $ 24,707,604      $ 21,320,612
  Mortgage-backed securities                                598,085         1,089,588          1,247,338         2,202,798
  Investment securities                                     594,740         1,019,319          1,262,453         2,227,935
  Other                                                     279,654           256,502            633,750           498,345
                                                       ------------      ------------       ------------      ------------
    Total interest income                                14,065,541        13,221,129         27,851,145        26,249,690
INTEREST EXPENSE:
  Deposits, net                                           5,849,951         6,006,040         11,850,728        11,489,131
  Federal Home Loan Bank advances                         2,494,168         2,172,339          4,912,189         4,610,010
                                                       ------------      ------------       ------------      ------------
    Total interest expense                                8,344,119         8,178,379         16,762,917        16,099,141
    Net interest income before provision
      for loan losses                                     5,721,422         5,042,750         11,088,228        10,150,549
Provision for loan losses                                    60,000            60,000            120,000           120,000
                                                       ------------      ------------       ------------      ------------
    Net interest income after provision
      for loan losses                                     5,661,422         4,982,750         10,968,228        10,030,549
OTHER INCOME (LOSS):
  Service charges and other fees                            814,474           686,925          1,582,328         1,209,628
  Loan servicing income                                     102,960           120,534            213,944           243,817
  Losses on sales of investment securities
    available for sale, net                                 (11,419)           (2,975)           (11,419)           (2,975)
  Gains (losses) on sales of loans, net                      (4,378)           24,268            101,821            28,557
  Real estate operations, net                               (15,000)          (30,000)           (30,000)          (60,000)
  Other, net                                                 20,305           129,337             71,369           194,180
                                                       ------------      ------------       ------------      ------------
    Total other income                                      906,942           928,089          1,928,043         1,613,207
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe benefits        2,180,029         2,042,108          4,227,532         4,059,130
  Office occupancy and equipment                            554,818           518,306          1,140,536         1,043,231
  Federal insurance premiums                                342,021           329,006            685,575           658,013
  Data processing                                            89,022           101,275            173,086           153,294
  Marketing                                                 196,947           154,367            392,996           298,063
  Other, net                                                747,821           590,942          1,424,639         1,241,141
                                                       ------------      ------------       ------------      ------------
                                                          4,110,658         3,736,004          8,044,364         7,452,872
  Loan origination costs capitalized                       (256,364)         (127,667)          (392,080)         (235,559)
                                                       ------------      ------------       ------------      ------------
    Total general and administrative expenses             3,854,294         3,608,337          7,652,284         7,217,313
                                                       ------------      ------------       ------------      ------------
    Income before federal income tax expense              2,714,070         2,302,502          5,243,987         4,426,443
Federal income tax expense                                  863,000           715,000          1,678,000         1,373,000
                                                       ------------      ------------       ------------      ------------
    Net income                                         $  1,851,070      $  1,587,502       $  3,565,987      $  3,053,443
                                                       ============      ============       ============      ============
EARNINGS PER SHARE:
    Primary                                            $       0.40      $       0.34       $       0.77      $       0.66
                                                       ============      ============       ============      ============
    Fully diluted                                      $       0.40      $       0.34       $       0.77      $       0.66
                                                       ============      ============       ============      ============

DIVIDENDS PAID PER SHARE                               $       0.11      $       0.10       $       0.22      $       0.20
                                                       ============      ============       ============      ============




See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 1996
                                  (unaudited)


                                                                        Net Unrealized
                                              Additional                Gains (Losses)     Commitment                    Total
                                     Common    Paid-in     Retained    On Available-For-    for ESOP     Treasury     Stockholders'
                                     Stock     Capital      Income      Sale Securities       Debt         Stock         Equity
                                    -------  -----------  -----------  -----------------   ----------    ---------    ------------
Balance at
  December 31, 1995                 $45,185  $34,389,162  $29,852,980     $  71,661        $(691,294)    $(924,673)    $62,743,021

Net income                            -           -         3,565,987          -               -             -           3,565,987

Stock options exercised               -           -          (217,124)         -               -           309,405          92,281

Repayment of ESOP debt                -           -            -               -             115,943         -             115,943

Cash dividends on common
   stock - $0.23 per share            -           -        (1,029,934)         -               -             -          (1,029,934)

Treasury stock purchased              -           -            -               -               -          (208,750)       (208,750)

Tax benefit of ESOP dividends         -           15,130       -               -               -             -              15,130

Tax benefit associated with
   exercise of stock options          -           33,550       -               -               -             -              33,550

Change in market value
   of available-for-sale
   securities, net                    -           -            -           (260,191)           -             -            (260,191)
                                    -------  -----------  -----------     ---------        ---------     ---------     -----------
Balance at
  June 30, 1996                     $45,185  $34,437,842  $32,171,909     $(188,530)       $(575,351)    $(824,018)    $65,067,037
                                    =======  ===========  ===========     =========        =========     =========     ===========





See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        1996               1995
                                                                                    ------------      ------------
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  3,565,987      $  3,053,443
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                                     657,499           584,470
       Provision for loan losses                                                         120,000           120,000
       Provision for real estate losses                                                   30,000            60,000
       Net amortization of premiums and accretion of discounts                           268,142           634,344
       Loan origination fees, net of costs deferred                                       58,494           221,941
       Amortization of loan fees                                                        (144,977)         (187,429)
       Loans originated for sale                                                     (18,588,895)       (2,391,675)
       Proceeds from sales of loans originated for sale                               13,924,936         2,216,149
       Net gains on sales of loans and securities                                        (90,402)          (25,582)
       Net (gains) losses on sales and disposals of premises and equipment                27,716            (2,042)
       Net (gains) losses on sales of repossessed assets                                    (430)            3,996
       Recoveries of losses                                                               18,868            34,456
       Increase in accrued interest receivable                                          (228,210)         (206,396)
       Increase in accrued interest payable                                               74,394           605,382
       Increase in federal income taxes payable                                          143,000           423,000
       Increase (decrease) in other liabilities                                         (551,490)          338,914
       Decrease (increase) in other assets                                            (6,113,377)        3,783,862
                                                                                    ------------      ------------
              Net cash provided (used) by operating activities                        (6,828,745)        9,266,833

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities available for sale                         (10,041,125)       (5,065,650)
       Proceeds from sales of investment securities available for sale                10,042,188        13,906,169
       Principal repayments and maturities of investment
          securities held to maturity                                                    -               8,000,000
       Principal repayments and maturities of investment
          securities available for sale                                               18,420,000         3,500,000
       Loan originations (net of undisbursed loans in process)                       (78,102,486)      (60,304,664)
       Loans purchased                                                               (31,733,987)      (24,100,790)
       Proceeds from sales of loans                                                    1,977,550         1,394,354
       Principal repayments on loans                                                  52,696,783        37,193,142
       Principal repayments and maturities on mortgage-backed
          securities available for sale                                                  609,993         1,698,851
       Principal repayments and maturities on mortgage-backed
          securities held to maturity                                                  4,214,179         3,802,826
       Proceeds from sales, redemptions, and settlements of
          real estate owned, net                                                         374,341           338,861
       Proceeds from sales of repossessed assets                                           5,510             6,304
       Capitalized additions to real estate owned, net of recoveries                     (23,518)            2,181
       Purchases of premises and equipment                                              (865,645)         (285,897)
       Proceeds from sales and disposals of premises and equipment                         4,624             2,042
       Purchases of Federal Home Loan Bank stock                                        (283,900)         (374,000)
                                                                                    ------------      ------------
              Net cash used by investing activities                                  (32,705,493)      (20,286,271)

                       CFSB BANCORP, INC., AND SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued


                                                                          Six Months Ended
                                                                              June 30,
                                                                   1996                      1995
                                                                ------------             ------------
                                                                              (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                   $  9,709,546             $ 21,400,065
     Stock options exercised                                          92,281                   55,761
     Purchase of treasury stock                                     (103,750)                 -
     Net increase in advance payments by
        borrowers for taxes and insurance                          4,382,879                3,599,871
     Federal Home Loan Bank advance repayments                    (9,721,539)             (93,593,141)
     Federal Home Loan Bank advances                              23,746,959               83,020,247
     Dividends paid on common stock                                 (982,523)                (887,085)
                                                                ------------             ------------
            Net cash provided by financing activities             27,123,853               13,595,718
                                                                ------------             ------------

Net increase (decrease) in cash and cash equivalents             (12,410,385)               2,576,280

     Cash and cash equivalents at beginning of period             29,724,175               15,662,465
                                                                ------------             ------------
     Cash and cash equivalents at end of period                 $ 17,313,790             $ 18,238,745
                                                                ============             ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
           Interest expense                                     $ 16,688,523             $ 15,493,759
           Federal income taxes                                    1,535,000                  950,000
     Transfers of loans to real estate owned                         107,733                  264,637
     Transfers of loans to repossessed assets                         26,226                    6,000
     Loans charged-off                                                36,194                   16,756
     Loans to facilitate the sale of real estate owned               279,700                  -

                       CFSB BANCORP, INC., AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1995, included in the Corporation's 1995 Annual Report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

Net income for the three months ended June 30, 1996, was $1.9 million, or $0.40 per fully diluted share, a net increase of 16.6 percent, or $263,000, from $1.6 million, or $0.34 per fully diluted share, for the corresponding period in 1995. The Corporation's strong financial performance for the quarter reflected a substantially improved net interest margin and controlled general and administrative expense growth. Net income for the 1996 second quarter represented a return on average assets of 0.95 percent, an increase from 0.87 percent for the 1995 second quarter and a return on average stockholders' equity of 11.51 percent compared to 10.88 percent in 1995. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was
58.0 percent for the quarter ended June 30, 1996, an improvement from 60.6 percent for the quarter ended June 30, 1995.

Net Interest Income

The most significant component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, mortgage-backed securities, investment securities and other earning assets, and interest paid on deposits and FHLB advances. This amount, when annualized and divided by average earning assets, is referred to as the net interest margin. Net interest income and net interest margin are directly impacted by changes in volume and mix of earning assets and interest-bearing liabilities, market rates of interest, the level of non-performing assets, demand for loans, and other market forces.

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three and six months ended June 30, 1996 and 1995, and at June 30, 1996, and December 31, 1995. The costs include the annualized effect of the Corporation's interest rate exchange agreement.


                                   For the                For the
                                 Three Months            Six Months
                                    Ended                  Ended             At            At
                                   June 30,               June 30,         June 30,    December 31,
                                1996      1995       1996        1995       1996          1995
                               -----      ----       ----        ----       ----          ----
Weighted average yield:
 Loans receivable, net         7.66%      7.88%      7.69%       7.88%      7.64%         7.75%
 Mortgage-backed securities    7.58       6.92       7.60        6.84       7.58          7.86
 Investment securities         5.73       5.41       5.55        5.45       5.86          5.37
 Interest-earning deposits     3.71       3.77       4.04        3.90       4.63          4.92
 Other                         7.22       7.48       7.40        7.46       7.25          7.61
                               ----       ----       ----        ----       ----        ------

 Total earning assets          7.49       7.49       7.49        7.46       7.50          7.49

Weighted average cost:
 Savings, checking, and money
   market accounts             2.45       2.80       2.52        2.85       2.44          2.76
 Certificates of deposit       5.75       5.84       5.82        5.68       5.71          5.97
 FHLB advances                 6.02       6.25       6.05        6.29       6.03          6.02
                               ----       ----       ----        ----       ----        ------

 Total interest-bearing
   liabilities                 4.78       4.98       4.86        4.93       4.77          5.00
                               ----       ----       ----        ----       ----        ------

Interest rate spread           2.71%      2.51%      2.63%       2.53%      2.73%         2.49%
                               ====       ====       ====        ====       ====        ======

Net interest margin            3.04%      2.85%      2.96%       2.85%      3.05%         2.81%
                               ====       ====       ====        ====       ====        ======

Net interest income before provision for loan losses was $5.7 million during the second quarter of 1996, and represented a $678,000 increase compared to the second quarter of 1995. Net interest income was positively affected by lower deposit rates in 1996 and strong growth in earning assets. The Corporation's net interest margin was 3.04 percent for the three months ended June 30, 1996, an improvement from 2.85 percent for the comparable quarter of 1995. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise. In a falling interest rate environment, competition may pressure the Corporation's net interest margin. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also contributed to an improved net interest margin during 1996. Average loans receivable were $658.4 million in the second quarter of 1996 representing growth of $107.0 million, or 19.4 percent, over average loans receivable of $551.4 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, and refinancings and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during the first quarter resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, most of which were originated for sale in the secondary market. As the slope of the yield curve began to steepen in the second quarter, customer preferences in the Corporation's local market again favored adjustable-rate mortgage loans. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses

The allowance for loan losses, established through provisions for losses charged to expense, is increased by recoveries of loans previously charged off and reduced by charge-offs of loans. During the second quarter of 1996, the provision for loan losses remained unchanged at $60,000 compared to the year-ago period. Maintaining the current provision primarily resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, the perceived risk exposure among all loan types and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

For more information on the Corporation's allowance for loan losses and activity therein, reference is made to "Asset Quality."

Other Income

Other income totaled $907,000 for the three months ended June 30, 1996, relatively unchanged from $928,000 for the three months ended June 30, 1995. During 1995, the Corporation introduced several highly competitive checking account programs, and as a result, the Corporation has since opened a record number of new accounts. The growing customer base has produced a correspondingly higher level of transaction and account activity and generated incremental fee income in 1996 as compared to 1995. More than offsetting the impact of additional fee income was reduced other income from the Corporation's third-party provider of alternative investments and non-recurring transactions in both periods.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended June 30, 1996, an increase of $246,000 compared to $3.6 million for the same quarter a year ago. The increase in general and administrative expenses resulted from incremental marketing costs to attract new deposit accounts and increased compensation costs to maintain the expanded account base. During the second quarter of 1996, the Corporation opened a new branch office adjacent to Michigan State University's campus and introduced its MoneyCard to its current ATM customer base. This card serves as both an ATM card and a debit card allowing customers to make direct withdrawals from their checking accounts when making purchases at merchants accepting MasterCard. Costs incurred with the promotion of the branch and the introduction of the debit card are expected to be recovered through the generation of additional fee income in future periods.

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

The FDIC also administers the Bank Insurance Fund (BIF), which has the same designated reserve ratio as the SAIF. In late 1995, the FDIC amended the risk-based assessment schedule to significantly lower the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF effective during the semi-annual period after the BIF achieves its designated reserve ratio of 1.25 percent of BIF-insured deposits. Under the new BIF assessment schedule, the assessment rates of BIF-insured institutions range from 0.31 percent of insured deposits for undercapitalized BIF-institutions to an annual payment of $2,000 for well-capitalized institutions which constitute over 90 percent of BIF-insured institutions. The BIF achieved the designated reserve ratio during 1995. The FDIC does not anticipate the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category will fall below the current 0.23 percent of insured deposits before the year 2002 absent a recapitalization of the SAIF. The new BIF assessment schedule results in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and places SAIF-insured savings associations such as the Bank at a competitive disadvantage to BIF-insured institutions.

A number of proposals are being considered to recapitalize the SAIF in order to eliminate the insurance premium disparity. Proposed legislation provides for a one-time assessment currently estimated to be 80 to 85 basis points of insured deposits that would fully capitalize the SAIF. Under this proposal, the BIF and SAIF would be merged into one fund. It is unknown whether this legislation will be enacted or whether premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time after-tax charge to the Bank of up to $3.0 million, assuming such charge would be tax deductible and the special assessment is based on deposits held at June 30, 1996. If such a special assessment were required, while the Corporation's net income would initially be negatively impacted, the SAIF as a result would be fully recapitalized and this would have the effect of reducing the Bank's future deposit insurance premiums to the SAIF, thereby increasing net income in future periods, and restoring competitive equality between BIF-insured and SAIF-insured institutions.

Federal Income Tax Expense

Federal income tax expense was $863,000 for the three months ended June 30, 1996, compared to $715,000 for the comparable 1995 quarter. The increase in federal income tax expense resulted primarily from a higher level of pre-tax earnings.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Net income for the six months ended June 30, 1996, was $3.6 million compared to $3.1 million for the same period in 1995, a net increase of $512,000. Principally accounting for this increase in net income between years was significant growth in the Corporation's 1996 net interest margin and improved fee income partially offset by increased general and administrative expenses. The comparability of net earnings was also influenced by an increase in the Corporation's effective tax rate. Net income for the six months ended June 30, 1996, represented a return on average stockholders' equity of 11.18 percent, an increase from 10.69 percent in the 1995 period and a return on average assets of 0.93 percent, an increase from 0.84 percent in the 1995 period. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 59.2 percent for the six months ended June 30, 1996, an improvement from 61.5 percent in the year earlier period.

Net Interest Income

Net interest income before provision for loan losses was $11.1 million during the first six months of 1996, and represented a $937,000 increase compared to the same period of 1995. Net interest income was positively affected by lower deposit rates in 1996 and strong growth in earning assets. The Corporation's net yield on average earning assets was 2.96 percent for the six months ended June 30, 1996, an improvement from 2.85 percent for the comparable six-month period of 1995. A shift in the composition of average earning assets from lower yielding, more liquid assets toward higher earning, longer term assets also contributed to an improved net interest margin.

Provision for Loan Losses

The provision for loan losses was $120,000 during both the six months ended June 30, 1996 and 1995. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

Other Income

Other income was $1.9 million for the six months ended June 30, 1996, an increase of $315,000 compared to $1.6 million for the six months ended June 30, 1995. Growth in other income resulted primarily from increased deposit fees assessed on a higher level of transaction account activity. Although offset in part by a lower-of-cost or market adjustment on loans held for sale in the secondary market, increased gains on loan sales, including the impact of adopting SFAS 122, also contributed to the higher level of other income. Reduced other income resulted from several non-recurring transactions in both periods.

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

The ongoing impact of SFAS 122 will depend upon demand in the Corporation's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The Corporation capitalized approximately $117,000 of originated mortgage servicing rights during the six months ended June 30, 1996, of which $8,000 has been amortized. No valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of June 30, 1996.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the six months ended June 30, 1996, an increase of $435,000 compared to $7.2 million for the same
period a year ago.   Compensation rose between periods as a result of upward
merit-based salary adjustments and an increased provision for the management incentive program partly offset by the effect of fewer full-time equivalent employees. Furniture and equipment depreciation increased over the comparable 1995 period primarily as a result of accelerating the depreciation on the computer equipment purchased in conjunction with the May 1994 conversion to more closely reflect the estimated remaining life of this equipment. The recent introduction of the MoneyCard resulted in debit card embossment and servicing charges not previously incurred in the 1995 period. Marketing expense also increased over the 1995 period principally as the result of the continued promotion of the Corporation's checking account products.

Federal Income Tax Expense

Federal income tax expense was $1.7 million for the six months ended June 30, 1996, an increase of $305,000 from $1.4 million for the comparable 1995 period. The increase in federal income tax expense resulted from a higher level of pre-tax earnings combined with an increase in the Corporation's effective tax rate from 31.0 percent to 32.0 percent for 1996. The increase in the effective tax rate is the result of accounting for changes in the Corporation's tax reserves under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). To the extent the Corporation's loan and mortgage-backed security portfolio increased during 1995, a deferred tax liability for the excess of the Corporation's tax bad debt reserves over the amount of such reserves as of December 31, 1987, was reduced which had the effect of lowering the Corporation's effective tax rate. The Corporation's adjusted base-year tax bad debt reserve increased during 1995 to the level of the Corporation's actual base-year tax bad debt reserve. As a result, 1996 growth in the Corporation's loan and mortgage-backed securities portfolio will result neither in a reduced liability nor lowered tax expense. The Corporation's federal income tax expense was also favorably impacted during both periods by the expected annual use of $228,000 of low-income housing federal income tax credits.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets.
Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan. As of June 30, 1996, the Corporation had no loans which were "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Additionally, management, after reviewing the Corporation's commercial business and income-producing loan portfolios, does not believe it has any nor has had any impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, at or during the quarter ended June 30, 1996. The Corporation, however, had $11,000 and $17,000 of loans on accrual status as of June 30, 1996, and December 31, 1995, respectively, which were 90 days or more delinquent. Payment of interest on such loans was either guaranteed or otherwise fully collectible. For purposes of presentation, these loans are included as nonaccruing loans in the following table.


                                 June 30,           December 31,
                                   1996                1995
                                   ----                ----
                                     (dollars in thousands)
Nonaccruing loans:
 One- to four-family
   residential mortgages           $ 426               $  68
 FHA-partially insured
   and VA-partially guaranteed       120                 253
 Consumer installment                129                  28
                                   -----               -----
   Total                           $ 675               $ 349
                                   =====               =====

   Percentage of total assets       0.09%               0.05%
                                   =====               =====

Real estate owned:(1)
 One-to four-family
   residential mortgages           $  56               $ 238
 Construction and development         26                   7
                                   -----               -----
   Total                           $  82               $ 245
                                   =====               =====

   Percentage of total assets       0.01%               0.03%
                                   =====               =====

   Total nonaccruing loans
    and real estate owned          $ 757               $ 594
                                   =====               =====

   Percentage of total assets       0.10%               0.08%
                                   =====               =====


(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The following is a summary of the Corporation's loan and real estate owned loss experience from December 31, 1992, through June 30, 1996.


                                                      Real
                                         Loans       Estate       Total
                                      -----------  ----------  -----------

      Balance at December 31, 1992    $3,836,856   $ 236,894   $4,073,750
       Provision for losses              240,000     330,000      570,000
       Charges against the allowance    (347,789)   (535,479)    (883,268)
       Recoveries                        117,666     135,672      253,338
                                      ----------   ---------   ----------

      Balance at December 31, 1993     3,846,733     167,087    4,013,820
       Provision for losses              240,000     565,000      805,000
       Charges against the allowance    (153,263)   (711,937)    (865,200)
       Recoveries                        190,448      55,823      246,271
                                      ----------   ---------   ----------

      Balance at December 31, 1994     4,123,918      75,973    4,199,891
       Provision for losses              240,000     120,000      360,000
       Charges against the allowance     (55,107)    (34,614)     (89,721)
       Recoveries                         54,328      62,218      116,546
                                      ----------   ---------   ----------

      Balance at December 31, 1995     4,363,139     223,577    4,586,716
       Provision for losses              120,000      30,000      150,000
       Charges against the allowance     (36,194)    (26,690)     (62,884)
       Recoveries                         18,868     106,036      124,904
                                      ----------   ---------   ----------

      Balance at June 30, 1996        $4,465,813   $ 332,923   $4,798,736
                                      ==========   =========   ==========


While the $4.5 million allowance for loan losses at June 30, 1996, grew from $4.4 million at December 31, 1995, the allowance for loan losses as a percentage of total loans as of June 30, 1996, declined to 0.65 percent compared to 0.69 percent at December 31, 1995, and 0.74 percent at June 30, 1995. Nonperforming assets as a percentage of total assets declined from 0.44 percent at June 30, 1995, to 0.08 percent at December 31, 1995, and increased slightly to 0.10 percent at June 30, 1996.

Management believes the current provision and related allowance for loan and real estate owned losses is adequate to meet current and potential credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

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

One indicator used to measure interest rate risk is the one-year gap which represents the difference between interest-earning assets which mature or reprice within one year and interest-bearing liabilities which mature or reprice within one year. The Corporation's one-year gap was a negative 11.5 percent at June 30, 1996, compared to a negative 7.1 percent at December 31, 1995, and the Corporation's three-to-five-year gap was a negative 1.4 percent at June 30, 1996, compared to a negative 0.6 percent at December 31, 1995. The change in the Corporation's negative gap position between periods is primarily the result of using available liquidity from shorter-term net deposit inflows, the proceeds from maturities and repayments of investment and mortgage-backed securities, and short-term FHLB borrowings to fund the origination of three-year adjustable-rate mortgages and the purchase of medium-term fixed- and adjustable-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

Total assets rose to $791.6 million at June 30, 1996, an increase of $30.2 million, or 4.0 percent, from $761.4 million at December 31, 1995.

The Corporation's regulatory liquidity ratios at June 30, 1996, and December 31, 1995, were 8.8 percent and 12.7 percent, respectively. The Corporation anticipates it will have sufficient funds available to meet current commitments either through operations, deposit growth, or borrowings from the FHLB. At June 30, 1996, the Corporation had total outstanding mortgage loan commitments of $36.3 million of which $28.2 million were for adjustable-rate loans and $8.1 million were for fixed-rate loans. The interest rate on fixed-rate loans generally is not determined until the approximate closing date. Loans in process at quarter-end June 1996 totaled $12.0 million and primarily represented undrawn funds on adjustable- and fixed-rate construction loans of $10.6 million and $1.4 million, respectively. The Corporation also had commitments to extend adjustable-rate home equity lines of credit in the amount of $30.4 million at June 30, 1996. There were $1.7 million of loans in process or undrawn lines of credit on installment and commercial business loans as of June 30, 1996. The Corporation had no firm commitments to purchase mortgage loans and had commitments to sell $0.9 million of fixed-rate, residential mortgage loans at June 30, 1996. Approximately $8.8 million of one- to four-family residential, fixed-rate mortgage loans was held for sale at June 30, 1996, with a weighted average interest rate of 7.9 percent.

Lending

Loans receivable increased $59.7 million, or 9.8 percent, to $670.0 million at June 30, 1996, from $610.3 million at December 31, 1995, and increased $105.8 million, or 18.8 percent from $564.2 million at June 30, 1995.

The Corporation originated $59.0 million and $96.5 million of loans during the second quarter and first half of 1996, respectively, a substantial increase from $33.2 million and $62.1 million during the comparable periods of 1995, respectively. The volatility of the interest rate environment during 1996 resulted in significant loan demand. As rates moved lower during early 1996, customers sought to refinance their mortgages and as market rates edged upward, customers sought to secure a mortgage loan with a favorable interest rate. As a result of more refinancings and in general, greater origination activity, principal repayments on loans were higher. The Corporation received principal repayments on loans of $24.2 million and $52.7 million during the three and six months ended June 30, 1996, respectively, compared to $20.6 million and $37.2 million during the second quarter and first half of 1995, respectively. The following schedule sets forth the Corporation's loan originations for the three and six months ended June 30, 1996 and 1995.


                                                Three Months Ended     Six Month Ended
                                                    June 30,              June 30,
                                                 1996       1995      1996       1995
                                                -------    -------   -------    -------
                                                         (in thousands)
Fixed-rate:
   One- to four-family residential              $ 9,798    $ 2,968   $21,332     3,754
   Income-producing                                   -          -       758         -
   FHA-insured and VA-partially guaranteed           78          -       143         -
   Construction and development:
    One- to four-family residential               1,805          -     3,414         -
   Commercial                                       253         83       263       144
   Consumer                                       5,510      3,922     8,924     7,037
                                                -------    -------  --------   -------
                                                 17,444      6,973    34,834    10,935

Adjustable-rate:
   One- to four-family residential               21,512      9,967    28,897    17,952
   Income-producing                                 610        608       610       703
   Construction and development:
    One- to four-family residential              11,679      9,968    18,617    20,149
    Income-producing                              1,705      1,402     2,305     4,377
   Commercial                                       730        671     1,750       907
   Consumer                                       5,338      3,604     9,490     7,092
                                                -------    -------   -------   -------
                                                 41,574     26,220    61,669    51,180
                                                -------    -------   -------   -------

   Total originations                           $59,018    $33,193   $96,503   $62,115
                                                =======    =======   =======   =======


During the quarters ended June 30, 1996 and 1995, the Corporation sold primarily fixed-rate loans aggregating $6.6 million and $2.5 million, respectively. Loan sales for the six-month periods ended June 30, 1996 and 1995, were $15.8 million and $3.6 million, respectively. The level of loan sales is partially a function of the interest rate environment. When the spread between fixed and adjustable mortgage interest rates was relatively wide in the first half of 1995, mortgage loan originations reflected customer preferences in the Corporation's market area for adjustable-rate loans which are retained in the Corporation's portfolio. In the first half of 1996, however, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there has been a higher level of sales in 1996.

During the three months ended June 30, 1996 and 1995, the Corporation purchased from an unaffiliated financial institution $11.6 million and $24.1 million of one- to four-family residential, fixed- and adjustable-rate, medium-term mortgage loans, respectively. Loans purchased during the first quarter of 1996 totaled $20.1 million and there were no purchases during the 1995 first quarter. The Corporation purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability.

Investment and Mortgage-Backed Securities

At December 31, 1995, investment and mortgage-backed securities available for sale included unrealized net gains of $109,000 reported net of $37,000 of federal income tax expense. Throughout the first half of 1996, market interest rates generally climbed which unfavorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At June 30, 1996, investment and mortgage-backed securities available for sale included unrealized net losses of $286,000 reported net of $97,000 of federal income tax benefit as a separate component of stockholders' equity.
The Corporation had no investment or mortgage-backed securities classified as trading securities as of June 30, 1996.

Included in the composition of the Corporation's earning assets at June 30, 1996, were $30.3 million of mortgage-backed securities, a 13.8 percent decline from the $35.2 million held at December 31, 1995. The relatively low interest rate environment of early 1996 led to a more predominant refinance market and resulted in acceleration of principal repayments on the mortgage loans underlying these securities. While outstanding balances of mortgage-backed securities were twice as high in 1995, principal repayments and maturities of $4.8 million in the first half of 1996 approached the level of $5.5 million in the comparable year-ago period. The Corporation did not purchase or sell any mortgage-backed securities during the quarters or six months ended June 30, 1996 or 1995. The approximate fair value of the mortgage-backed securities portfolio was $30.5 million at June 30, 1996, with gross unrealized gains and losses of $413,000 and $220,000, respectively.

At June 30, 1996, the level of the Corporation's investment securities portfolio declined to $36.0 million from $55.1 million at December 31, 1995. The decrease in investment securities resulted principally from the maturity of $14.1 million of investment securities, call options being exercised on $4.3 million of available-for-sale investment securities, and $10.0 million of sales of investment securities available for sale. Proceeds from the maturities, calls, and sales were, in part, used to purchase $7.0 million of available-for-sale medium-term federal agency and corporate securities and a $3.0 million available-for-sale medium-term U.S. Treasury security. The proceeds from the maturities, calls, and sales also contributed to funding loan originations and loan purchases. The approximate fair value of the Corporation's investment securities was $36.0 million at June 30, 1996, with gross unrealized gains and losses of $59,000 and $344,000, respectively.

Deposits

Total deposits grew from $527.8 million at December 31, 1995, to $537.5 million at June 30, 1996. The $9.7 million increase resulted from transaction account growth of $12.3 million partially offset by $2.6 million of net certificate of deposit withdrawals. During 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Corporation conducted a comprehensive marketing campaign. As a result, a record number of new checking accounts were opened during 1995. The continued promotion of Really Free Checking in 1996 has resulted in an expansion of the Corporation's deposit base through attracting new customers and cross-selling other Bank products to existing customers.

Borrowings

Since mid-1993, borrowings from the FHLB have been an integral component of the Corporation's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances grew from $77.8 million at December 31, 1993, to $174.7 million at June 30, 1996. Of the outstanding FHLB advances at June 30, 1996, $130.8 million carried a weighted average fixed-rate of 6.1 percent. Adjustable-rate advances at June 30, 1996, totaled $43.9 million, all of which reprice based upon three-month LIBOR or prime. FHLB advances were obtained, as needed in the first half of 1996, to meet the Corporation's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Corporation emphasized increasing its deposit base by attracting new customers through various promotional activities.

Capital

Total stockholders' equity was $65.1 million at June 30, 1996, a $2.3 million, or 3.7 percent increase, compared to the 1995 year-end total of $62.7 million. Book value per share correspondingly increased to $14.57 at June 30, 1996, from $14.08 per share at December 31, 1995. The increases were primarily the result of net income for the six months ended June 30, 1996, offset in part by dividend declarations. Although stockholders' equity increased during the 1996 period, total assets also grew during 1996 and the ratio of stockholders' equity to assets remained relatively unchanged at 8.22 percent at June 30, 1996, compared to 8.24 percent at December 31, 1995.

Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. During 1993, the Office of Thrift Supervision (OTS) issued a final rule adding an interest rate risk component to the risk-based capital requirement for thrift institutions. The regulation requires thrifts with a greater than normal interest rate exposure to take a deduction from the total capital available to meet their risk-based capital requirements. The OTS measures an institution's interest rate risk as a percentage change in the market value of its portfolio resulting from a hypothetical 200-basis-point shift in interest rates. The deduction from risk-based capital is equal to one-half of the difference between the measured risk and 2 percent (normal level) multiplied by the market value of an institution's assets. The OTS has postponed the effective date for implementation of this regulation until it finalizes the process under which institutions may appeal such capital deductions. If applied as of June 30, 1996, this regulation would not have significantly impacted the amount of the Bank's risk-based capital available to meet the requirement. The Bank's risk-based capital ratio was 14.5 percent at June 30, 1996.

Additionally, bank regulatory agencies require national banks with less than the highest rating to maintain a core capital ratio of 4 to 5 percent. As mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the OTS must apply similar requirements to thrift institutions. The OTS has issued a proposal to raise the minimum core capital ratio from 3 percent to a range of 4 to 5 percent. At this date, Community First Bank cannot predict its ultimate required capital level or when the proposal will be in effect. Community First Bank's tangible and core capital ratios were 8.0 percent at June 30, 1996. Based upon the present capital levels, management believes Community First Bank is well positioned to meet future regulatory capital provisions.

The Corporation's Board of Directors declared a cash dividend of $0.12 per share in the second quarter of 1996, an increase of 20.0 percent over the $0.10 per share dividend declared in the second quarter of 1995. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

During June 1996, the Corporation's Board of Directors approved a stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or approximately 224,000 shares of CFSB Bancorp, Inc. common stock. Through the repurchase program, the Corporation repurchased 10,000 shares of CFSB Bancorp, Inc. common stock on the open market for $208,750, or an average purchase price of $20.88 per share. The program has a one-year term.

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

                None

Item 3.  Defaults in Senior Securities

                None

Item 4.  Submission of Matters to a Vote of Security Holders

         At CFSB Bancorp, Inc.'s Annual Meeting of Stockholders held on April 16, 1996, the following directors were re-elected to serve terms as follows: Cecil Mackey, James L. Reutter, and Donald F. Wall to serve for three-year terms. Serving remaining terms of one year are the following directors: David H. Brogan, William C. Hollister, J. Paul Thompson, Jr., and Henry W. Wolcott, IV.
         Serving a remaining term of two years is director Robert H. Becker.

Item 5.  Other Information

                None

Item 6.  Exhibits and Reports on Form 8-K

         a) List of Exhibits

         (27) Financial Data Schedule

         b) Reports on Form 8-K

         On June 21, 1996, the registrant filed a Form 8-K current report announcing the registrant's board of directors authorized a stock repurchase program pursuant to which the registrant may repurchase up to 224,000 shares of the registrant's common stock, which represents approximately 5 percent of the registrant's outstanding common stock. The timing of the repurchases and the exact number of shares to be repurchased will be dependent on future market conditions.

                               CFSB BANCORP, INC.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CFSB BANCORP, INC.
                                    (Registrant)



Date:  August 9, 1996               By:  /s/ Robert H. Becker
                                         -------------------------
                                         Robert H. Becker
                                         President and
                                         Chief Executive Officer
                                         (Duly Authorized Officer)



Date:  August 9, 1996               By:  /s/ John W. Abbott
                                         -------------------------
                                         John W. Abbott
                                         Executive Vice President,
                                         Chief Operating Officer,
                                         and Secretary
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX


                                                              SEQUENTIALLY
 EXHIBIT                                                        NUMBERED
 NUMBER             DESCRIPTION                                   PAGE
 -------            -----------                               ------------

   27               Financial Data Schedule

