Form 10-Q
period 1996-09-30
CFSB BANCORP INC
filed 1996-11-14
CIK 859083

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 1996 Commission File No. 0-18609



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

There were 4,720,541 shares of the Registrant's $0.01 par value common stock outstanding as of October 31, 1996.

                       CFSB BANCORP, INC., AND SUBSIDIARY

                                    Contents


                                                                                       Pages

PART I - FINANCIAL INFORMATION
Consolidated Statements of Financial Condition
    at September 30, 1996, and December 31, 1995 (unaudited)                             1

Consolidated Statements of Operations for the three months
    ended September 30, 1996 and 1995 (unaudited) and for the
    nine months ended September 30, 1996 and 1995 (unaudited)                            2

Consolidated Statement of Stockholders' Equity for the nine
    months ended September 30, 1996 (unaudited)                                          3

Consolidated Statements of Cash Flows for the nine months
    ended September 30, 1996 and 1995 (unaudited)                                      4-5

Notes to Consolidated Financial Statements (unaudited)                                   6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                               7-22

PART II - OTHER INFORMATION                                                             23

SIGNATURES                                                                              24


                       CFSB BANCORP, INC., AND SUBSIDIARY
                 Consolidated Statements of Financial Condition







                                                                                    September 30,      December 31,
                                                                                        1996              1995
                                                                                     ------------      ------------
                                                                                                (unaudited)
ASSETS
  Cash and amounts due from depository institutions                                  $  6,254,619      $  7,070,041
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                                                  11,633,045        22,654,134
  Investment securities available for sale, at fair value                              32,001,781        55,109,533
  Mortgage-backed securities available for sale, at fair value                         28,743,403           607,895
  Mortgage-backed securities held to maturity, net
  (fair value $35,160,963 - 1995)                                                         -              34,548,012
  Loans receivable, net                                                               699,866,393       610,284,070
  Accrued interest receivable, net                                                      4,793,089         4,883,233
  Real estate, net                                                                        -                  21,717
  Premises and equipment, net                                                          11,110,157        11,223,147
  Stock in Federal Home Loan Bank of Indianapolis, at cost                              9,782,400         8,536,800
  Deferred federal income tax benefit                                                     348,423           326,258
  Other assets                                                                          7,430,700         6,152,932
                                                                                     ------------      ------------
       Total assets                                                                  $811,964,010      $761,417,772
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                                         $542,464,528      $527,816,178
    Advances from Federal Home Loan Bank                                              190,647,476       160,649,376
    Advance payments by borrowers for taxes and insurance                               4,375,750         1,281,043
    Accrued interest payable                                                            3,965,313         3,474,063
    Federal income taxes payable                                                          -                 783,000
    Other liabilities                                                                   7,656,775         4,671,091
                                                                                     ------------      ------------
       Total liabilities                                                              749,109,842       698,674,751
                                                                                     ------------      ------------

  Stockholders' equity:
    Serial preferred stock, $0.01 par value; authorized
      2,000,000 shares; issued - none                                                     -                 -
    Common stock, $0.01 par value; authorized 10,000,000 shares;
      issued 4,849,611 shares - 1996 and 4,518,478 shares - 1995                           48,496            45,185
    Additional paid-in capital                                                         41,422,898        34,389,162
    Retained income - substantially restricted                                         22,310,797        29,852,980
    Net unrealized gains on available-for-sale securities,
      net of tax expense of $14,751 - 1996 and $36,917 - 1995                              28,635            71,661
    Employee Stock Ownership Plan                                                        (517,380)         (691,294)
    Treasury stock, at cost; 24,070 shares - 1996 and
      68,935 shares - 1995                                                               (439,278)         (924,673)
                                                                                     ------------      ------------
       Total stockholders' equity                                                      62,854,168        62,743,021
                                                                                     ------------      ------------
       Total liabilities and stockholders' equity                                    $811,964,010      $761,417,772
                                                                                     ============      ============


See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                                         Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                        1996          1995                1996           1995
                                                                 ------------------------------   -------------------------------
                                                                            (unaudited)                       (unaudited)
INTEREST INCOME:
  Loans receivable                                               $  13,210,181    $ 11,377,138      $ 37,917,785    $ 32,697,750
  Mortgage-backed securities                                           558,653       1,043,068         1,805,991       3,245,866
  Investment securities                                                488,415         872,926         1,750,868       3,100,861
  Other                                                                291,991         307,509           925,741         805,854
                                                                 -------------    ------------      ------------    ------------
    Total interest income                                           14,549,240      13,600,641        42,400,385      39,850,331
INTEREST EXPENSE:
  Deposits, net                                                      5,914,510       6,133,070        17,765,238      17,622,201
  Federal Home Loan Bank advances                                    2,769,005       2,349,153         7,681,194       6,959,163
                                                                 -------------    ------------      ------------    ------------
    Total interest expense                                           8,683,515       8,482,223        25,446,432      24,581,364
    Net interest income before provision
      for loan losses                                                5,865,725       5,118,418        16,953,953      15,268,967
Provision for loan losses                                               60,000          60,000           180,000         180,000
                                                                 -------------    ------------      ------------    ------------
    Net interest income after provision
      for loan losses                                                5,805,725       5,058,418        16,773,953      15,088,967
OTHER INCOME (LOSS):
  Service charges and other fees                                       916,359         716,995         2,498,687       1,926,623
  Loan servicing income                                                 95,755         115,762           309,699         359,579
  Losses on sales of investment securities
    available for sale, net                                            (52,769)         -                (64,188)         (2,975)
  Gains on sales of loans, net                                           7,711          23,616           109,532          52,173
  Real estate operations, net                                          (15,000)        (30,000)          (45,000)        (90,000)
  Other, net                                                           131,676          45,558           203,045         239,738
                                                                 -------------    ------------      ------------    ------------
    Total other income                                               1,083,732         871,931         3,011,775       2,485,138
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe benefits                   1,977,330       1,919,002         5,993,279       5,882,437
  Office occupancy and equipment                                       747,841         567,383         1,888,377       1,610,614
  Federal insurance premiums                                           305,871         293,627           908,898         873,563
  FDIC special assessment                                            3,355,000          -              3,355,000          -
  Marketing                                                            196,304         161,124           589,300         459,186
  Data processing                                                       99,325          78,203           272,411         231,497
  Other, net                                                           738,235         590,131         2,064,925       1,769,486
                                                                 -------------    ------------      ------------    ------------
    Total general and administrative expenses                        7,419,906       3,609,470        15,072,190      10,826,783
                                                                 -------------    ------------      ------------    ------------
    Income before federal income tax expense (benefit)                (530,449)      2,320,879         4,713,538       6,747,322
Federal income tax expense (benefit)                                  (237,000)        719,000         1,441,000       2,092,000
                                                                 -------------    ------------      ------------    ------------
    Net income (loss)                                            $    (293,449)   $  1,601,879      $  3,272,538    $  4,655,322
                                                                 =============    ============      ============    ============
EARNINGS (LOSS) PER SHARE:
    Primary                                                      $       (0.06)   $       0.32      $       0.64    $       0.92
                                                                 =============    ============      ============    ============
    Fully diluted                                                $       (0.06)   $       0.32      $       0.64    $       0.92
                                                                 =============    ============      ============    ============

DIVIDENDS PAID PER SHARE                                         $        0.11    $       0.09      $       0.31    $       0.27
                                                                 =============    ============      ============    ============




See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1996
                                  (unaudited)



                                                                    Net Unrealized
                                         Additional                 Gains (Losses)       Commitment                      Total
                                Common    Paid-in      Retained     On Available-For-      for ESOP     Treasury      Stockholders'
                                Stock     Capital       Income      Sale Securities          Debt        Stock           Equity
                                -------  ----------  -----------    -----------------     ---------  ------------   ---------------
Balance at
  December 31, 1995             $45,185  $34,389,162 $ 29,852,980      $   71,661        $ (691,294)  $(924,673)    $62,743,021

Net income                            -            -    3,272,538               -                 -           -       3,272,538

Stock options exercised               -            -     (223,926)              -                 -     323,020          99,094

Repayment of ESOP debt                -            -            -               -           173,914          -          173,914

Cash dividends on common
   stock - $0.33 per share            -            -   (1,610,320)              -                 -          -       (1,610,320)

10% common stock dividend         3,311    6,971,456   (8,980,475)                                    1,995,912          (9,796)

Treasury stock purchased              -            -            -               -                 -  (1,833,537)     (1,833,537)

Tax benefit of ESOP dividends         -       28,730            -               -                 -           -          28,730

Tax benefit associated with
   exercise of stock options          -       33,550            -               -                 -           -          33,550

Change in market value
   of available-for-sale
   securities, net                    -            -            -          (43,026)               -           -         (43,026)
                                -------- ----------- ------------        ---------       -----------  ----------    -----------
Balance at
  September 30, 1996            $48,496  $41,422,898 $ 22,310,797         $ 28,635       $ (517,380) $ (439,278)    $62,854,168
                                ======== =========== ============        =========       ===========   =========    ===========




See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                              1996                1995
                                                                          ------------        -----------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   3,272,538    $    4,655,322
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                          1,137,092           900,479
       Provision for loan losses                                                180,000           180,000
       Provision for real estate losses                                          45,000            90,000
       Net amortization of premiums and accretion of discounts                  319,541           921,429
       Loan origination fees, net of costs deferred                             193,843           308,378
       Amortization of loan fees                                               (145,751)         (252,811)
       Amortization of mortgage loan servicing rights                            21,435           -
       Loans originated for sale                                            (20,321,373)       (5,560,182)
       Proceeds from sales of loans originated for sale                      19,355,877         5,394,455
       Net gains on sales of loans and securities                               (45,344)          (49,198)
       Net (gains) losses on sales and disposals of premises and equipment       27,616            (6,752)
       Net (gains) losses on sales of repossessed assets                           (430)           11,330
       Recoveries of loan losses                                                 25,892            44,090
       Decrease (increase) in accrued interest receivable                        90,144           (81,712)
       Increase in accrued interest payable                                     491,250           767,841
       Increase (decrease) in federal income taxes payable                   (1,009,000)          527,000
       Increase in other liabilities                                          3,043,977            62,959
       Decrease (increase) in other assets                                   (1,392,955)        2,824,602
                                                                             ----------        ----------
              Net cash provided by operating activities                       5,289,352        10,737,230

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities available for sale                (20,060,266)       (5,065,650)
       Proceeds from sales of investment securities available for sale       23,135,173        13,906,169
       Principal repayments and maturities of investment
          securities held to maturity                                           -              12,450,000
       Principal repayments and maturities of investment
          securities available for sale                                      19,420,000        10,000,000
       Loan originations (net of undisbursed loans in process)             (145,998,355)      (95,295,760)
       Loans purchased                                                      (31,733,987)      (32,202,697)
       Proceeds from sales of loans                                           2,440,356         2,814,828
       Principal repayments on loans                                         86,499,155        60,996,044
       Principal repayments and maturities on mortgage-backed
          securities available for sale                                         609,993         2,819,394
       Principal repayments and maturities on mortgage-backed
          securities held to maturity                                         5,967,777         6,057,106
       Proceeds from sales, redemptions, and settlements of
          real estate owned, net                                                391,589           364,105
       Proceeds from sales of repossessed assets                                 51,010            46,296
       Capitalized additions to real estate owned, net of recoveries            (29,370)            7,348
       Purchases of premises and equipment                                   (1,056,443)         (293,354)
       Proceeds from sales and disposals of premises and equipment                4,724            13,455
       Purchases of Federal Home Loan Bank stock                             (1,245,600)         (374,000)
                                                                             ----------        ----------
              Net cash used by investing activities                         (61,604,244)      (23,756,716)

                       CFSB BANCORP, INC., AND SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued

                                                                  Nine Months Ended
                                                                    September 30,
                                                                1996              1995
                                                           -------------    ---------------
                                                                    (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                              $  14,648,350    $   22,377,254
     Stock options exercised                                      99,094            68,684
     Purchases of treasury stock                              (1,833,537)          -
     Net increase in advance payments by
        borrowers for taxes and insurance                      3,094,707         2,194,502
     Federal Home Loan Bank advance repayments               (70,342,701)     (128,291,770)
     Federal Home Loan Bank advances                         100,340,801       121,995,247
     Dividends paid on common stock                           (1,528,333)       (1,331,378)
                                                           -------------    ---------------
            Net cash provided by financing activities         44,478,381        17,012,539
                                                           -------------    ---------------

     Net increase (decrease) in cash and cash equivalents    (11,836,511)        3,993,053

     Cash and cash equivalents at beginning of period         29,724,175        15,662,465
                                                           -------------    ---------------
     Cash and cash equivalents at end of period            $  17,887,664    $   19,655,518
                                                           =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:            11,836,511
     Cash paid for:
           Interest expense                                $  24,955,182    $   23,813,523
           Federal income taxes                                2,450,000         1,565,000
     Transfers of loans to real estate owned                     152,418           264,637
     Transfers of loans to repossessed assets                     51,226            18,600
     Loans charged-off                                            58,020            37,829
     Loans to facilitate the sale of real estate owned           279,700           -
     Transfer of mortgage-backed securities to available
          for sale classification                             28,553,035           -




See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC., AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1995, included in the Corporation's 1995 Annual Report.

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

4. STOCK DIVIDEND

The Corporation's Board of Directors declared a 10 percent stock dividend on August 20, 1996. The additional shares as a result of the dividend were distributed on September 12, 1996, to stockholders of record as of August 30, 1996. Common shares outstanding, per common share amounts, and price per common share have been restated for all periods presented, to give retroactive effect to the stock dividend.

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

GENERAL

CFSB Bancorp, Inc. (Corporation) is the holding company for Community First Bank, a federal savings bank (Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank. The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and the southwest corner of Ionia County. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to originate loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net loss for the third quarter of 1996 was $293,000, or $0.06 cents per fully diluted share, compared to net income of $1,601,000, or $0.32 per fully diluted share, in the similar 1995 quarter. Third quarter earnings were significantly impacted by a non-recurring, pre-tax charge of $3,355,000 resulting from recent federal legislation to recapitalize the Federal Deposit Insurance Corporation's
(FDIC) Savings Association Insurance Fund (SAIF). As a result of this charge, third quarter and year-to-date after-tax earnings were reduced $2,214,000, or $0.44 per fully diluted share.

Pre-tax core earnings for the 1996 third quarter, which exclude the special deposit premium assessment and net gains on asset sales, increased 25 percent over 1995 third quarter pre-tax core earnings. The Corporation's solid financial performance for the third quarter and the full year is attributable to strong mortgage loan production, improved net interest margins, increased deposits, and substantial growth in fee income.

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three and nine months ended September 30, 1996 and 1995, and at September 30, 1996, and December 31, 1995. The costs include the annualized effect of the Corporation's interest rate exchange agreement.


                                               For the             For the
                                             Three Months        Nine Months
                                                Ended               Ended            At             At
                                             September 30,      September 30,   September 30,   December 31,
                                           1996       1995      1996     1995        1996           1995
                                          -------    ------     -----   ------  -------------   ------------

Weighted average yield:
 Loans receivable, net                      7.61%     7.86%     7.66%    7.87%       7.59%           7.75%
 Mortgage-backed securities                 7.56      6.90      7.59     6.86        7.59            7.86
 Investment securities                      5.91      5.40      5.65     5.44        5.76            5.37
 Interest-earning deposits                  2.01      4.21      3.23     4.03        4.63            4.92
 Other                                      7.49      7.64      7.43     7.52        7.50            7.61
                                            ----      ----      ----     ----       -----           -----

 Total earning assets                       7.41      7.49      7.46     7.47        7.47            7.49

Weighted average cost:
 Savings, checking, and money
   market accounts                          2.46      2.76      2.50     2.82        2.44            2.76
 Certificates of deposit                    5.70      5.92      5.78     5.76        5.72            5.97
 FHLB advances                              6.00      6.17      6.03     6.25        5.95            6.02
                                            ----      ----      ----     ----       -----           -----

 Total interest-bearing
   liabilities                              4.80      4.99      4.84     4.95        4.80            5.00
                                            ----      ----      ----     ----       -----           -----

Interest rate spread                        2.61%     2.50%     2.62%    2.52%       2.67%           2.49%
                                            ====      ====      ====     ====       =====           =====

Net interest margin                         2.98%     2.84%     2.98%    2.85%       3.00%           2.81%
                                            ====      ====      ====     ====       =====           =====

Net interest income before provision for loan losses was $5.9 million during the third quarter of 1996, and represented a $747,000 increase compared to the third quarter of 1995. Net interest income was positively affected by lower deposit rates in 1996 and strong growth in earning assets. The Corporation's net interest margin was 2.98 percent for the three months ended September 30, 1996, an improvement from 2.84 percent for the comparable quarter of 1995. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise. In a falling interest rate environment, competition may also pressure the Corporation's net interest margin. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also contributed to an improved net interest margin during 1996. Average loans receivable were $693.4 million in the third quarter of 1996 representing growth of $114.0 million, or 19.7 percent, over average loans receivable of $579.4 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, and refinancings and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during the first quarter resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, most of which were originated for sale in the secondary market. As the slope of the yield curve began to steepen in the second and third quarters, customer preferences in the Corporation's local market again favored adjustable-rate mortgage loans. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses

The allowance for loan losses, established through provisions for losses charged to expense, is increased by recoveries of loans previously charged off and reduced by charge-offs of loans. During the third quarter of 1996, the provision for loan losses remained unchanged at $60,000 compared to the year-ago period. Maintaining the current provision primarily resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, the perceived risk exposure among all loan types and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

For more information on the Corporation's allowance for loan losses and activity therein, reference is made to "Asset Quality."

Other Income

Other income totaled $1.1 million for the three months ended September 30, 1996, up 24.3 percent from $872,000 for the three months ended September 30, 1995. During 1995, the Corporation introduced several highly competitive checking account programs, and as a result, the Corporation has since opened a record number of new accounts. The growing customer base has produced a correspondingly higher level of transaction and account activity and generated incremental fee income in 1996 as compared to 1995. Partially offsetting the impact of additional fee income was reduced other income from net losses on sales of investment securities and non-recurring transactions in both periods.

General and Administrative Expenses

Excluding the FDIC special assessment of $3.4 million, general and administrative expenses were $4.1 million for the three months ended September 30, 1996, an increase of $455,000 compared to $3.6 million for the same quarter a year ago. The increase in office occupancy and equipment expense primarily resulted from accelerating the depreciation on computer equipment to more closely reflect the estimated remaining life of this equipment. The increase in general and administrative expense also resulted from marketing costs to attract new deposit accounts and increased compensation costs to maintain the expanded account base. During 1996, the Corporation opened a new branch office adjacent to Michigan State University's campus and introduced its MoneyCard to its current ATM customer base. This card serves as both an ATM card and a debit card allowing customers to make direct withdrawals from their checking accounts when making purchases at merchants accepting MasterCard. Costs incurred with the promotion of the branch and the introduction of the MoneyCard are expected to be recovered through the generation of additional fee income in future periods.

The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25 percent of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF. The FDIC also administers the Bank Insurance Fund (BIF), which has the same designated reserve ratio as the SAIF. The BIF achieved the designated reserve ratio during 1995, and in late 1995, the FDIC amended the risk-based assessment schedule to significantly lower the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF. The new BIF assessment schedule resulted in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and placed SAIF-insured savings associations such as the Bank at a competitive disadvantage to BIF-insured institutions.

As a result of the omnibus appropriations bill signed into law by President Clinton on September 30, 1996, the thrift industry was assessed an one-time special assessment of 65.7 basis points on their assessable March 31, 1995, deposit base to fully capitalize the SAIF. The Bank's one-time pre-tax assessment was $3,355,000 and this non-recurring charge was recorded in the third quarter. Third quarter and year-to-date after-tax earnings were reduced $2,214,000, or $0.44 per fully diluted share. Prospectively, however, the Bank's deposit insurance assessment is expected to decline more than 70 percent, or $900,000, in calendar year 1997. This recent legislation also provides for a full pro-rata sharing of the FICO obligation no later than January 1, 2000, the merging of the BIF and SAIF funds on January 1, 1999, and having a framework for merging the bank and thrift charters.

Federal Income Tax Expense

Federal income tax benefit was $237,000 for the three months ended September 30, 1996, compared to expense of $719,000 for the comparable 1995 quarter. The substantial reduction reflects the expected tax benefit on the FDIC special assessment. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate of 34 percent less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net income for the nine months ended September 30, 1996, was $3,273,000, or $0.64 per fully diluted share, a net decrease from $4,655,000, or $0.92 per fully diluted share, for the same 1995 period. As a result of the non-recurring FDIC premium assessment, year-to-date 1996 earnings were reduced $2,214,000, or $0.44 per fully diluted share. Pre-tax core earnings for 1996, which exclude the special deposit premium assessment and net gains on asset sales, increased 20 percent over 1995 pre-tax core earnings. Principally accounting for the increase in pre-tax core earnings between years was significant growth in the Corporation's net interest margin and improved fee income partially offset by increased general and administrative expenses. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 58.8 percent for the nine months ended September 30, 1996, an improvement from 61.2 percent in the year earlier period.

Net Interest Income

Net interest income before provision for loan losses was $17.0 million during the first nine months of 1996, and represented a $1.7 million increase compared to the same period of 1995. Net interest income was positively affected by lower deposit rates in 1996 and strong growth in earning assets. The Corporation's net yield on average earning assets was 2.98 percent for the nine months ended September 30, 1996, an improvement from 2.85 percent for the comparable nine-month period of 1995. A shift in the composition of average earning assets from lower yielding, more liquid assets toward higher earning, longer term assets also contributed to an improved net interest margin.

Provision for Loan Losses

The provision for loan losses was $180,000 during both the nine months ended September 30, 1996 and 1995. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

Other Income

Other income was $3.0 million for the nine months ended September 30, 1996, $527,000 greater than the $2.5 million recognized for the nine months ended September 30, 1995. Growth in other income resulted primarily from increased deposit fees assessed on a higher level of transaction account activity. Although offset in part by a lower-of-cost or market adjustment on loans held for sale in the secondary market, increased gains on loan sales, including the impact of adopting SFAS 122, also contributed to the higher level of other income. Net losses on sales of investment securities and reduced other income resulted from several non-recurring transactions in both periods.

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

The ongoing impact of SFAS 122 will depend upon demand in the Corporation's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The Corporation capitalized approximately $158,000 of originated mortgage servicing rights during the nine months ended September 30, 1996, of which $21,000 has been amortized. No valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of September 30, 1996.

General and Administrative Expenses

Excluding the FDIC special assessment of $3.4 million, general and administrative expenses were $11.7 million for the nine months ended September 30, 1996, up $890,000 compared to $10.8 million for the same period a year ago. Compensation rose between periods as a result of upward merit-based salary adjustments and an increased provision for the management incentive program partly offset by the effect of fewer full-time equivalent employees. Furniture and equipment depreciation increased over the comparable 1995 period primarily as a result of accelerating the depreciation on the computer equipment purchased in conjunction with the May

1994 conversion to more closely reflect the estimated remaining life of this equipment. The 1996 introduction of the MoneyCard resulted in debit card embossment and servicing charges not previously incurred in the 1995 period. Marketing expense also increased over the 1995 period principally as the result of the continued promotion of the Corporation's checking account products.

Federal Income Tax Expense

Federal income tax expense was $1.4 million for the nine months ended September 30, 1996, a decrease of $651,000 from $2.1 million for the comparable 1995 period. The decrease in federal income tax expense primarily resulted from a lower level of pre-tax earnings and a slightly lower effective tax rate. The Corporation's federal income tax expense was favorably impacted during both periods by the expected annual use of low-income housing federal income tax credits.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets.
Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan. As of September 30, 1996, the Corporation had no loans which were "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Impaired loans totaled $497,000 at September 30, 1996, and include one income-producing property loan and one commercial business loan. The $360,000 income-producing property loan is included as a nonaccruing loan in the following table and the $137,000 commercial business loan will be placed on nonaccrual status in the fourth quarter. Additionally, management, after reviewing the Corporation's commercial business and income-producing loan portfolios, does not believe it has any nor has had any other impaired loans, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, at or during the quarter ended September 30, 1996. The Corporation's respective average investment in impaired loans was $507,000 and $504,000 during the three and nine-month periods ended September 30, 1996. Interest income recognized on impaired loans during the three- and nine-month periods ended September 30, 1996, totaled $4,000 and $27,000, respectively.
The Corporation had $6,000 and $17,000 of loans on accrual status as of September 30, 1996, and December 31, 1995, respectively, which were 90 days or more delinquent. Payment of interest on such loans was either guaranteed or otherwise fully collectible. For purposes of presentation, these loans are included as nonaccruing loans in the following table.

                                      September 30,  December 31,
                                          1996            1995
                                      -------------  ------------
                                          (dollars in thousands)

Nonaccruing loans:
 One- to four-family
   residential mortgages                   $  867        $  68
 Income-producing property                    359            -
 FHA-partially insured
   and VA-partially guaranteed                208          253
 Consumer installment                         161           28
                                           ------        -----
   Total                                   $1,595        $ 349
                                           ======        =====

   Percentage of total assets                0.19%        0.05%
                                             ====         ====

Real estate owned:(1)
 One-to four-family
   residential mortgages                   $   60        $ 238
 Construction and development                   7            7
                                           ------        -----
   Total                                   $   67        $ 245
                                           ======        =====

   Percentage of total assets                0.01%        0.03%
                                           ======        =====

   Total nonaccruing loans
    and real estate owned                  $1,662        $ 594
                                           ======        =====

   Percentage of total assets                0.20%        0.08%
                                             ====         ====


(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The following is a summary of the Corporation's loan and real estate owned loss experience from December 31, 1992, through September 30, 1996.


                                                      Real
                                         Loans       Estate       Total
                                      -----------  ----------  -----------

      Balance at December 31, 1992    $3,836,856   $ 236,894   $4,073,750
       Provision for losses              240,000     330,000      570,000
       Charges against the allowance    (347,789)   (535,479)    (883,268)
       Recoveries                        117,666     135,672      253,338
                                      ----------   ---------   ----------

      Balance at December 31, 1993     3,846,733     167,087    4,013,820
       Provision for losses              240,000     565,000      805,000
       Charges against the allowance    (153,263)   (711,937)    (865,200)
       Recoveries                        190,448      55,823      246,271
                                      ----------   ---------   ----------

      Balance at December 31, 1994     4,123,918      75,973    4,199,891
       Provision for losses              240,000     120,000      360,000
       Charges against the allowance     (55,107)    (34,614)     (89,721)
       Recoveries                         54,328      62,218      116,546
                                      ----------   ---------   ----------

      Balance at December 31, 1995     4,363,139     223,577    4,586,716
       Provision for losses              180,000      45,000      225,000
       Charges against the allowance     (58,020)    (82,557)    (140,577)
       Recoveries                         25,892     113,918      139,810
                                      ----------   ---------   ----------

      Balance at September 30, 1996   $4,511,011   $ 299,938   $4,810,949
                                      ==========   =========   ==========


While the $4.5 million allowance for loan losses at September 30, 1996, grew from $4.4 million at December 31, 1995, the allowance for loan losses as a percentage of total loans as of September 30, 1996, declined to 0.62 percent compared to 0.69 percent at December 31, 1995, and 0.72 percent at September 30, 1995. Nonperforming assets as a percentage of total assets declined from
0.41 percent at September 30, 1995, to 0.08 percent at December 31, 1995, and increased slightly to 0.20 percent at September 30, 1996.

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

One indicator used to measure interest rate risk is the one-year gap which represents the difference between interest-earning assets which mature or reprice within one year and interest-bearing liabilities which mature or reprice within one year. The Corporation's one-year gap was a negative 11.6 percent at September 30, 1996, compared to a negative 7.1 percent at December 31, 1995, and the Corporation's three-to-five-year gap was a negative 2.4 percent at September 30, 1996, compared to a negative 0.6 percent at December 31, 1995. The change in the Corporation's negative gap position between periods is primarily the result of using available liquidity from shorter-term net deposit inflows, the proceeds from maturities and repayments of investment and mortgage-backed securities, and short-term FHLB borrowings to fund the origination of three-year adjustable-rate mortgages and the purchase of medium-term fixed- and adjustable-rate mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

Total assets rose to $812.0 million at September 30, 1996, an increase of $50.6 million, or 6.6 percent, from $761.4 million at December 31, 1995.

The Corporation's regulatory liquidity ratios at September 30, 1996, and December 31, 1995, were 8.9 percent and 12.7 percent, respectively. The Corporation anticipates it will have sufficient funds available to meet current commitments either through operations, deposit growth, or borrowings from the FHLB. At September 30, 1996, the Corporation had total outstanding mortgage loan commitments of $34.5 million of which $29.4 million were for adjustable-rate loans and $5.1 million were for fixed-rate loans. The interest rate on fixed-rate loans generally is not determined until the approximate closing date. Loans in process at quarter-end September 1996 totaled $16.4 million and primarily represented undrawn funds on adjustable- and fixed-rate construction loans of $15.1 million and $1.3 million, respectively. In addition at quarter end, there were $0.9 million of commitments to make consumer and commercial business loans. The Corporation also had commitments to extend adjustable-rate home equity lines of credit in the amount of $31.2 million at September 30, 1996. There were $1.6 million of loans in process or undrawn lines of credit on installment and commercial business loans as of September 30, 1996. The Corporation had no firm commitments to purchase mortgage loans and had commitments to sell $1.4 million of fixed-rate, residential mortgage loans at September 30, 1996. Approximately $5.7 million of one- to four-family residential, fixed-rate mortgage loans was held for sale at September 30, 1996, with a weighted average interest rate of 8.3 percent.

Lending

Loans receivable increased $89.6 million, or 14.7 percent, to $699.9 million at September 30, 1996, from $610.3 million at December 31, 1995, and increased $117.9 million, or 20.3 percent from $581.9 million at September 30, 1995.

The Corporation originated $69.8 million and $166.3 million of loans during the third quarter and first nine months of 1996, respectively, a substantial increase from $38.7 million and $100.8 million during the comparable periods of 1995, respectively. The volatility of the interest rate environment during 1996 resulted in significant loan demand. As rates moved lower during early 1996, customers sought to refinance their mortgages and as market rates edged upward, customers sought to secure a mortgage loan with a favorable interest rate. As a result of more refinancings and in general, greater origination activity, principal repayments on loans were higher. The Corporation received principal repayments on loans of $33.5 million and $86.2 million during the three and nine months ended September 30, 1996, respectively, compared to $23.8 million and $61.0 million during the third quarter and first nine months of 1995, respectively. The following schedule sets forth the Corporation's loan originations for the three and nine months ended September 30, 1996 and 1995.


                                                    Three Months Ended             Nine Month Ended
                                                       September 30,                 September 30,
                                                    1996          1995             1996        1995
                                                    ----          ----             ----        ----
                                                               (in thousands)

Fixed-rate:
   One- to four-family residential                  $ 6,261   $ 6,238           $ 27,593      9,992
   Income-producing                                       -         -                758          -
   FHA-insured and VA-partially guaranteed               54        91                197         91
   Construction and development:
    One- to four-family residential                   2,573       247              5,987        247
   Commercial                                           309       220                572        364
   Consumer                                           5,206     2,983             14,130     10,020
                                                    -------   -------           --------   --------
                                                     14,403     9,779             49,237     20,714

Adjustable-rate:
   One- to four-family residential                   24,806    10,054             53,703     28,006
   Income-producing                                       -         -                610        703
   Construction and development:
    One- to four-family residential                  18,530    13,827             37,147     33,976
    Income-producing                                  5,599       400              7,904      4,777
   Commercial                                           843       909              2,593      1,816
   Consumer                                           5,636     3,721             15,126     10,813
                                                    -------   -------           --------   --------
                                                     55,414    28,911            117,083     80,091
                                                    -------   -------           --------   --------

   Total originations                               $69,817   $38,690           $166,320   $100,805
                                                    =======   =======           ========   ========


During the quarters ended September 30, 1996 and 1995, the Corporation sold primarily fixed-rate loans aggregating $5.9 million and $4.6 million, respectively. Loan sales for the nine-month periods ended September 30, 1996 and 1995, were $21.8 million and $8.2 million, respectively. The level of loan sales is partially a function of the interest rate environment. When the spread between fixed and adjustable mortgage interest rates was relatively wide in the first half of 1995, mortgage loan originations reflected customer preferences in the Corporation's market area for adjustable-rate loans which are retained in the Corporation's portfolio. In the first half of 1996, however, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there has been a higher level of sales in 1996.

During the three months ended September 30, 1995, the Corporation purchased from an unaffiliated financial institution $8.1 million of one- to four-family residential, fixed- and adjustable-rate, medium-term mortgage loans. There were no purchases during the 1996 third quarter. Loans purchased during the nine months ended September 30, 1996 and 1995, totaled $31.7 million and $32.2 million, respectively. The Corporation purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability and the Corporation's liquidity position.

Investment and Mortgage-Backed Securities

At December 31, 1995, investment and mortgage-backed securities available for sale included unrealized net gains of $109,000 reported net of $37,000 of federal income tax expense. Throughout the first half of 1996, market interest rates generally climbed which unfavorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At September 30, 1996, investment and mortgage-backed securities available for sale included unrealized net gains of $44,000 reported net of $15,000 of federal income tax expense as a separate component of stockholders' equity. The Corporation had no investment or mortgage-backed securities classified as trading securities as of September 30, 1996.

Included in the composition of the Corporation's earning assets at September 30, 1996, were $28.7 million of mortgage-backed securities, an 18.2 percent decline from the $35.2 million held at December 31, 1995. The relatively low interest rate environment of early 1996 led to a more predominant refinance market and resulted in acceleration of principal repayments on the mortgage loans underlying these securities. While outstanding balances of mortgage-backed securities were twice as high in 1995, principal repayments and maturities of $6.6 million in the first nine months of 1996 outpaced the rate
of repayments during the comparable year-ago period.   The level of repayments
for the 1995 period was $8.9 million. The Corporation did not purchase or sell any mortgage-backed securities during the quarters or nine months ended September 30, 1996 or 1995. The approximate fair value of the mortgage-backed securities portfolio was $28.7 million at September 30, 1996, with gross unrealized gains and losses of $433,000 and $243,000, respectively.

As of September 30, 1996, based upon liquidity and interest rate considerations, management determined it could no longer assert its intention to hold all mortgage-backed securities until maturity. Therefore, the entire mortgage-backed securities portfolio was reclassified to an available-for-sale classification with unrealized gains being recorded as a favorable adjustment to stockholders' equity.

At September 30, 1996, the level of the Corporation's investment securities portfolio declined to $32.0 million from $55.1 million at December 31, 1995. The decrease in investment securities resulted principally from the maturity of $15.1 million of investment securities, call options being exercised on $4.3 million of available-for-sale investment securities, and $23.1 million of sales of investment securities available for sale. Proceeds from the maturities, calls, and sales were, in part, used to purchase $13.1 million of available-for-sale medium-term federal agency securities and $7.0 million of available-for-sale medium-term U.S. Treasury securities. Gross gains and gross losses of $43,000 and $107,000, respectively were recognized on the sales of these investment securities. The proceeds from the maturities, calls, and sales also contributed to funding loan originations and loan purchases. The approximate fair value of the Corporation's investment securities was $32.0 million at September 30, 1996, with gross unrealized gains and losses of $11,000 and $158,000, respectively.

Deposits

Total deposits grew from $527.8 million at December 31, 1995, to $542.5 million at September 30, 1996. The $14.7 million increase resulted from transaction account and certificate of deposit growth of $9.5 million and $5.2 million, respectively. During 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Corporation conducted a comprehensive marketing campaign. As a result, a record number of new checking accounts were opened during 1995. The continued promotion of Really Free Checking in 1996 has resulted in an expansion of the Corporation's deposit base through attracting new customers and cross-selling other Bank products to existing customers.
With a certificate of deposit campaign, coinciding with the checking campaign, the Corporation promoted the competitive rates offered on seven and eleven-month certificates, also attracting new customers. Although the majority of the growth in certificates of deposit resulted from external sources, many certificates were also opened by existing customers with transfers of funds from their checking, savings, and money market accounts.

Borrowings

Since mid-1993, borrowings from the FHLB have been an integral component of the Corporation's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances grew from $77.8 million at December 31, 1993, to $160.6 million at December 31, 1995, and to $190.6 million at September 30, 1996. Of the outstanding FHLB advances at September 30, 1996, $143.9 million carried a weighted average fixed-rate of 6.07 percent. Adjustable-rate advances at September 30, 1996, totaled $46.7 million, all of which reprice based upon three-month LIBOR or prime. FHLB advances were obtained, as needed in the first nine months of 1996, to meet the Corporation's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Corporation emphasized increasing its deposit base by attracting new customers through various promotional activities.

Capital

Total stockholders' equity was $62.9 million at September 30, 1996, relatively unchanged from the 1995 year-end total of $62.7 million. Book value per share was $13.03 at September 30, 1996, compared to $12.80 per share at December 31, 1995. Although 1996 earnings contributed to increases in stockholders' equity, the affect was mostly offset by dividend declarations and the repurchase of CFSB Bancorp, Inc. common stock. Because total assets grew at a proportionately higher rate than stockholders' equity during 1996, the ratio of stockholders' equity to assets declined to 7.74 percent at September 30, 1996, from to 8.24 percent at December 31, 1995.

Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. During 1993, the Office of Thrift Supervision (OTS) issued a final rule adding an interest rate risk component to the risk-based capital requirement for thrift institutions. The regulation requires thrifts with a greater than normal interest rate exposure to take a deduction from the total capital available to meet their risk-based capital requirements. The OTS measures an institution's interest rate risk as a percentage change in the market value of its portfolio resulting from a hypothetical 200-basis-point shift in interest rates. The deduction from risk-based capital is equal to one-half of the difference between the measured risk and 2 percent (normal level) multiplied by the market value of an institution's assets. The OTS has postponed the effective date for implementation indefinitely. If applied as of September 30, 1996, this regulation would not have significantly impacted the amount of the Bank's risk-based capital available to meet the requirement. The Bank's risk-based capital ratio was 13.1 percent at September 30, 1996.

Additionally, bank regulatory agencies require national banks with less than the highest rating to maintain a core capital ratio of 4 to 5 percent. As mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the OTS must apply similar requirements to thrift institutions. The OTS has issued a proposal to raise the minimum core capital ratio from 3 percent to a range of 4 to 5 percent. At this date, Community First Bank cannot predict its ultimate required capital level or when the proposal will be in effect. Community First Bank's tangible and core capital ratios were 7.13 percent at September 30, 1996. Based upon the present capital levels, management believes Community First Bank is well positioned to meet future regulatory capital provisions.

The Corporation's Board of Directors declared a cash dividend of $0.12 per share in the third quarter of 1996, an increase of 20 percent over the $0.10 per share dividend declared in the third quarter of 1995. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

The Corporation's Board of Directors also declared a 10 percent stock dividend on August 20, 1996. The additional shares as a result of the dividend were distributed on September 12, 1996, to stockholders of record as of August 30, 1996. Although the stock dividend represents a component of the Corporation's established dividend practices and the Corporation intends to issue similar dividends in the future, such declarations will depend on several factors similar to the cash dividend.

During September 1996, the Corporation's Board of Directors approved a stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or approximately 246,000 shares of CFSB Bancorp, Inc. common stock. Through the repurchase program, the Corporation repurchased 99,320 shares of CFSB Bancorp, Inc. common stock on the open market for $1.8 million, or an average purchase price of $18.46 per share. The program has a one-year term.

ACCOUNTING STANDARDS

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

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). This statement is based upon a financial-components approach that focuses on control to determine the accounting for transfers of assets. Sales and transfers of assets often divide financial assets and liabilities into components, some of which are retained and some which are not. After transfer, an entity recognizes on its balance sheet the financial and servicing assets it controls and the liabilities it has incurred, and removes the assets when control has been surrendered, and derecognizes liabilities when the obligations have been satisfied. Examples of transactions covered by this standard include, but are not limited to, asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse, and servicing of loans. This statement requires liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. SFAS 125 is effective for transactions occurring after December 31, 1996, and can not be adopted early or applied retroactively. The Corporation does not expect implementation of this standard to have a material impact on its financial condition or results of operation.

SUBSEQUENT EVENT

On October 16, 1996, Community First Bank applied to the Michigan Financial Institutions Bureau to become a state-chartered savings bank. The conversion from its present federal charter is expected to result in significant savings in supervisory costs and direct access to a highly qualified, locally-based financial institutions regulator. The Michigan Financial Institutions Bureau will be the Bank's primary state regulator and the FDIC will be its primary federal regulator. Community First Bank's deposits will continue to be insured by the Federal Deposit Insurance Corporation. The Bank will also continue to be operated locally and customers will not experience any changes in the Bank's operations. CFSB Bancorp, Inc., as a unitary savings and loan holding company, will continue to be regulated by the Office of Thrift Supervision. If the application is approved, the conversion should occur near the end of this year.

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

                None

Item 5.  Other Information

                None

Item 6.  Exhibits and Reports on Form 8-K

         a.)  List of Exhibits

              (27) Financial Data Schedule

         b.)  Reports on Form 8-k

         On August 21, 1996, the registrant filed a Form 8-K current report announcing the registrant's Board of Directors approved a ten percent common stock dividend. The common stock dividend was distributed September 12, 1996, to stockholders of record as of August 30, 1996. The common stock dividend increased the outstanding common stock of the registrant by ten percent to approximately 4.9 million shares. Stockholders of record received one share of common stock for each ten shares held.

                               CFSB BANCORP, INC.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CFSB BANCORP, INC.
                                    (Registrant)




Date:  November 12, 1996            By: /s/ Robert H. Becker
                                        --------------------
                                        Robert H. Becker
                                        President and
                                        Chief Executive Officer
                                        (Duly Authorized Officer)





Date:  November 12, 1996            By: /s/ John W. Abbott
                                        --------------------
                                        John W. Abbott
                                        Executive Vice President,
                                        Chief Operating Officer,
                                        and Secretary
                                        (Principal Financial and
                                        Accounting Officer)

                                EXHIBIT INDEX


                                                       SEQUENTIALLY
EXHIBIT                                                  NUMBERED
NUMBER                      DESCRIPTION                   PAGE
-------                     -----------                ------------

27                     Financial Data Schedule