Form 10-K
period 1996-12-31
CFSB BANCORP INC
filed 1997-03-31
CIK 859083

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED December 31, 1996

                         Commission File Number: 0-18609

                               CFSB BANCORP, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                                       38-2920051
--------------------------------------------                 ------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

112 East Allegan Street, Lansing, Michigan                           48933
--------------------------------------------                 ------------------
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (517) 371-2911

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO      .
   -------    ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last price at which the stock was sold ($21.25 per share), was approximately $90,122,334 (for purposes of this calculation, directors and executive officers are treated as affiliates).

      As of March 14, 1997, there were issued and outstanding 4,695,086 shares of the registrant's common stock, of which 454,035 shares were held by affiliates.


                      DOCUMENT INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                              CFSB BANCORP, INC.

                              INDEX TO FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1996

PART I

      Item 1      Business
      Item 2      Properties
      Item 3      Legal Proceedings
      Item 4      Submission of Matters to a Vote of Security Holders

PART II

      Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters
      Item 6      Selected Financial Data
      Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
      Item 8      Financial Statements and Supplementary Data
      Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

      Item 10     Directors and Executive Officers of the Registrant
      Item 11     Executive Compensation
      Item 12 Security Ownership of Certain Beneficial Owners and Management
      Item 13     Certain Relationships and Related Transactions

PART IV

      Item 14     Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K

SIGNATURES

EXHIBITS

                                    PART I
ITEM 1.  BUSINESS

GENERAL

      CFSB Bancorp, Inc. CFSB Bancorp, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on November 28, 1989. The historical information in this report, and the financial statements filed as exhibits, principally address the financial condition and results of operations of the Corporation's savings institution subsidiary, Community First Bank ("Community First" or the "Bank"), through December 31, 1996, with disclosure as appropriate to reflect the consolidated financial condition and results of operations of the Corporation.

      The Corporation is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. The Corporation's principal business is the business of Community First and its subsidiary. The holding company structure permits the Corporation to expand the financial services currently offered through Community First and its subsidiary. As a holding company, the Corporation has greater flexibility than Community First to diversify its business activities, through existing or newly formed subsidiaries, or through acquisition or merger. So long as the Corporation remains a unitary savings and loan holding company and Community First satisfies the Qualified Thrift Lender Test, the Corporation may diversify its activities in such a manner as to include any activities allowed by regulation to a unitary savings and loan holding company. See "Item 1. Business -- Regulation of the Corporation."

      The Corporation's main office is located at 112 East Allegan Street, Lansing, Michigan, 48933, and the telephone number is (517) 371-2911. At December 31, 1996, the Corporation had total assets of $829.8 million and stockholders' equity of $62.5 million.

      Community First Bank. Community First is a Michigan chartered stock savings bank which commenced operations in 1890 as Capitol Investment Building and Loan Association, a Michigan-chartered mutual savings and loan association, and in 1923 became Capitol Savings & Loan Association. The Bank changed its name to Capitol Federal Savings & Loan Association upon its conversion from a state to a federal charter in January 1982. In April 1986, the Bank became a federal mutual savings bank known as Capitol Federal Savings Bank. In June 1990, the Bank became a federal stock savings bank, and in December 1991 the Bank merged with Union Federal Savings ("Union Federal") and adopted the name, Community First Bank, A Federal Savings Bank. On December 9, 1996 the Bank converted to a Michigan chartered state savings bank under its current name, Community First Bank.

      As a Michigan chartered savings bank, Community First is subject to extensive regulation and examination by the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services (the "Financial Institutions Bureau") and the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the Savings Association Insurance Fund ("SAIF") which insures Community First's deposits up to applicable limits. See "Item 1. Business -- Regulation of the Bank" and " -- Recent Development."

      Community First conducts its operations through its main office located in Lansing, Michigan and through 18 branch offices serving the Greater Lansing Area. The Bank is principally engaged in the business of accepting deposits from the general public and using such deposits, together with Federal Home Loan Bank ("FHLB") advances, to make loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank also invests in government, federal agency and corporate obligations and mortgage-backed securities.

      As a federally insured savings bank, the Bank's deposit accounts are insured by the FDIC to a maximum of $100,000. The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional banks constituting the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the Financial Institutions Bureau and the FDIC. This regulation is intended primarily for the protection of depositors.

      The executive offices of the Bank are located at 112 East Allegan Street, Lansing, Michigan 48933, and the telephone number is (517) 371-2911.

MARKET AREA

      The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing, Michigan area, which is composed of the tri-county area of Clinton, Eaton and Ingham Counties, the western townships of Shiawassee County and the southwest corner of Ionia County. Lansing is the capital of Michigan and the fifth largest city in Michigan. The greater Lansing area is a diversified market with a strong service sector, and, to a lesser extent, trade and manufacturing sectors. Since 1984 growth in employment in the greater Lansing area has occurred primarily in the service sector, and such trends are expected to continue. The largest employers in the Bank's market area are the State of Michigan, General Motors and Michigan State University. Based on total deposits at December 31, 1996, Community First was the largest financial institution headquartered in the greater Lansing area and historically, has been among the three largest financial institutions serving the greater Lansing area.

LENDING ACTIVITIES

      GENERAL. The principal lending activity of the Bank is the origination of conventional residential mortgage loans (i.e., loans that are neither insured nor partially guaranteed by government agencies) for the purpose of financing, refinancing or constructing one- to four-family residential properties and income-producing properties, which includes multi-family (over four-family) and commercial properties. As of December 31, 1996, $598.2 million, or 80.62%, of the Bank's loan portfolio (before the deduction of undistributed funds, unearned fees, unearned income and discounts, and loan loss allowance) consisted of loans secured by one- to four-family residential properties, of which $474.9 million were loans originated by the Bank. Substantially all loans originated by the Bank are on properties located in its primary market area. Of the purchased loans which are serviced by other institutions, $39.1 million, $77.3 million and $6.9 million represented loans on properties located in Michigan, Texas and Florida, respectively. The Bank also originates second mortgage loans, commercial business loans, consumer loans (including home equity loans, educational loans, automobile loans, loans secured by savings accounts and personal loans) and land contracts. Substantially all of the Corporation's income-producing property and consumer loans are based in Michigan.

      In recent years, in order to reduce the Bank's vulnerability to volatile interest rate changes, the Bank has implemented a number of measures designed to make the yield on its loan portfolio more interest rate sensitive. These measures include: (i) emphasizing the origination and purchase of adjustable-rate mortgage loans and loans with call or balloon payment provisions, (ii) originating construction and consumer loans, which typically have shorter terms to maturity or repricing than fixed-rate residential mortgage loans, (iii) maintaining liquidity levels adequate to allow flexibility in reacting to the interest rate environment, and (iv) selling upon origination certain long-term, fixed-rate, residential mortgages in the secondary mortgage market. The level of loan sales is partially a function of the interest rate environment. When the spread between fixed and adjustable mortgage interest rates was relatively wide in the first half of 1995, mortgage loan originations reflected customer preferences in the Bank's market area for adjustable-rate loans which are retained in the Bank's portfolio. In the first half of 1996, however, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there has been a higher level of loan sales in 1996. During 1996, the Bank purchased from an unaffiliated financial institution $31.7 million of loans consisting of one- to four-family residential, fixed- and adjustable-rate, medium-term mortgage loans. The Bank purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability and the Bank's liquidity position. In addition, during 1996, adjustable-rate loans originated and purchased which primarily reprice after three, five, and seven years were retained in the Bank's portfolio. These originations and purchases were funded principally with a combination of proceeds from loan repayments, net deposit inflows, short-term adjustable-rate advances, maturities, calls and sales of investment securities, and mortgage-backed security repayments and sales. At December 31, 1996, 64.62% of the Bank's total loans receivable consisted of loans that provided for periodic interest rate adjustments or had terms to repricing, call provisions or balloon payment provisions of seven years or less.

      As noted above, in an effort to maintain a closer match between the interest rate sensitivity of its assets and liabilities, the Bank has been active in the origination of loans on income-producing properties (consisting of commercial and multi-family real estate loans) in its primary market area and in the origination of consumer loans. Although income producing property loans and consumer loans provide for higher interest rates and shorter terms, these loans have higher credit risks than one-to four-family residential loans. While the Bank has been relatively successful in its origination of income-producing property loans, and the real estate market in the greater Lansing area has remained fairly stable, numerous financial institutions throughout the United States have incurred significant losses due to delinquencies and foreclosures resulting from a decline in the value of properties securing income producing property loans. At December 31, 1996, the Bank's income-producing property loans of $84.0 million and consumer loans of $54.6 million, respectively, had increased from $75.0 million and $44.2 million, the respective loan balances at December 31, 1995. The growth in the Bank's income-producing property loans is attributable to the generally lower interest rate environment during 1996 and economic expansion in the Bank's primary market area. Consumer loan growth is a direct result of home equity loan promotions and expanding the Bank's consumer lending to include indirect automobile lending through local automobile dealerships. Any decline in the economy or real estate market in the greater Lansing area could have a negative effect on the Bank's loan portfolio and on the Corporation's net interest income and net income. At December 31, 1996, the Bank's loans contractually delinquent 90 days or more and real estate owned totaled $2.0 million, or 0.24%, of total assets.

      In 1994, the Bank formed a small business commercial loan department. The business loan department was developed to serve the financial needs of small businesses in the Bank's tri-county market area. Small businesses are defined by the Bank as companies with sales under $5.0 million and less than 100 employees. The Bank believes it can satisfy the financial needs of small business owners by assisting with both their credit and deposit needs. Also in 1994, a formal credit department was formed and an active call program was initiated. During 1996, the commercial business loan department originated 42 loans for a total of $3.7 million. Additional funds of $1.3 million were available for disbursement at year-end 1996 on the Bank's commercial business loan portfolio. As of December 31, 1996, commercial business loans totaled $4.6 million compared to $3.2 million at December 31, 1995.

      LOAN PORTFOLIO COMPOSITION. The first of the following two tables sets forth information concerning the composition of the Bank's loan portfolio (separately including mortgage-backed securities) in dollar amounts and percentages by category and presents a reconciliation of total loans receivable before net items. The second table sets forth information concerning the Bank's loan portfolio (separately including mortgage-backed securities) in dollar amounts and percentages by fixed and adjustable rates at the dates indicated.




                                                                                 At December 31,
                                    ------------------------------------------------------------------------------------------------
                                           1996                 1995                1994                1993               1992
                                    -------------------  -------------------  -----------------  -----------------  ----------------
                                      Amount  Percent      Amount  Percent     Amount  Percent    Amount  Percent    Amount  Percent
                                      ------  -------      ------  -------     ------  -------    ------  -------    ------  -------
                                                                            (Dollars in Thousands)

First mortgage loans:
  One- to four-family residential.  $553,691   74.63%    $469,820   74.46%   $401,394   75.38%   $267,481   69.13%  $188,619  61.04%
  Income-producing property...        52,584    7.09       57,952    9.19      55,178   10.36      49,435   12.78     50,941  16.49
  FHA-insured and VA-partially
     guaranteed...............         6,404    0.86        7,458    1.18       3,629     .68       4,240    1.10      6,536   2.12
  Construction and development loans:
    One- to four-family residential.  38,072    5.13       30,754    4.87      20,485    3.85      15,129    3.91     11,667   3.77
    Income-producing property.        31,428    4.24       17,060    2.70      11,677    2.19      14,292    3.69     13,982   4.52
                                    --------   -----     --------   -----    --------   -----    --------   -----   --------  -----

     Total first mortgage loans.     682,179   91.95      583,044   92.40     492,363   92.46     350,577   90.61    271,745  87.94

Second mortgage loans.........           510    0.07          571     .09         661     .12         750     .19      1,034    .34

Commercial business loans.....         4,644    0.63        3,195     .51         706     .13         446     .12        278    .09

Consumer loans:
  Home equity.................        36,275    4.89       28,126    4.46      26,048    4.89      22,569    5.83     23,933   7.75
  Educational.................         1,871    0.25        2,329     .37       2,967     .56       2,633     .68      2,931    .95
  Marine and recreational vehicles.    2,192    0.30        2,373     .38       2,420     .45       2,307     .60      1,983    .64
  Land contract...............           254    0.03          349     .05         409     .08         808     .21      1,331    .43
  Auto........................         7,925    1.07        6,542    1.04       2,330     .44       1,842     .47      1,246    .40
  Savings.....................           452    0.06          338     .05         351     .07         458     .12        696    .23
  Mobile home.................         1,519    0.20        1,735     .27       2,144     .40       2,087     .54      1,338    .43
  Other.......................         4,090    0.55        2,379     .38       2,090     .40       2,455     .63      2,481    .80
                                    --------   -----      -------   -----    --------   -----     -------   -----    -------  -----

     Total consumer loans.....        54,578    7.35       44,171    7.00      38,759    7.29      35,159    9.08     35,939  11.63
                                    --------   -----      -------   -----    --------   -----     -------   -----     ------  -----

     Total loans receivable...       741,911  100.00%     630,981  100.00%    532,489  100.00%    386,932  100.00%   308,996 100.00%
                                              ======               ======              ======              ======            ======

Less:
  Undistributed portion of loans
    in process................       (18,147)             (15,054)             (8,578)             (7,201)            (5,655)
  Deferred origination fees...        (1,485)              (1,280)             (1,196)             (1,226)            (1,937)
  Unearned income and discount
    on loans..................            --                   --                  --                  --                (79)
  Allowance for loan losses...        (4,564)              (4,363)             (4,124)             (3,847)            (3,837)
                                     -------               ------              ------             -------             ------
     Total loans receivable, net.    717,715              610,284             518,591             374,658            297,488

Mortgage-backed securities, net       27,221               35,156              66,151             107,712            113,925
                                     -------              -------             -------             -------            -------

     Total loans receivable and
       mortgage-backed
       securities, net........      $744,936             $645,440            $584,742            $482,370           $411,413
                                    ========             ========            ========            ========           ========




                                                                              At December 31,
                                   -------------------------------------------------------------------------------------------------
                                           1996                  1995               1994                1993              1992
                                   -------------------------------------------------------------------------------------------------
                                     Amount   Percent     Amount   Percent    Amount  Percent     Amount  Percent    Amount  Percent
                                   --------   -------    --------  -------   -------  -------   --------  -------    ------  -------
                                                                           (Dollars in Thousands)
Fixed-rate loans:
  One-to four-family residential...$192,972    26.01%    $201,971   32.01%   $211,445  39.71%    $163,518   42.26%   $89,776  29.05%
  Income-producing property........  32,848     4.43       34,693    5.50      30,247   5.68       30,936    8.00     34,751  11.25
  FHA-insured and VA-partially
    guaranteed.....................   2,797     0.37        3,560     .56       3,629    .68        4,240    1.10      6,536   2.12
  Construction and development:
    One- to four-family residential   3,494     0.47          805     .13       2,691    .51        8,726    2.25      2,515    .81
    Income-producing property......   4,878     0.66        7,591    1.20       5,557   1.04        7,395    1.91      8,575   2.77
                                   --------    -----     --------   -----    --------  -----    ---------   -----   --------  -----
    Total first mortgage loans....  236,989    31.94      248,620   39.40     253,569  47.62      214,815   55.52    142,153  46.00

 Second mortgage loans............      399     0.06          456     .07         609    .11          750     .19      1,034    .34
 Commercial business loans........      836     0.11          585     .09         290    .05          145     .04         71    .02
 Other loans......................   24,274     3.27       20,097    3.18      16,687   3.14       14,959    3.86     12,230   3.96
                                   --------    -----     --------   -----     -------  -----    ---------   -----   --------  -----
    Total fixed-rate loans........  262,498    35.38      269,758   42.74     271,155  50.92      230,669   59.61    155,488  50.32
                                   --------    -----     --------   -----     -------  -----    ---------   -----   --------  -----

Adjustable-rate loans:
 First mortgage loans:
  One- to four-family residential.. 360,719    48.62      267,849   42.45     189,949  35.67      103,963   26.87     98,843  31.99
  Income-producing property........  19,736     2.66       23,259    3.69      24,931   4.68       18,499    4.78     16,190   5.24
  FHA-insured and VA-partially
    guaranteed.....................   3,607     0.49        3,898     .62          --     --           --      --         --     --
  Construction and development:
    One- to four-family residential. 34,578     4.66       29,949    4.74      17,794   3.34        6,403    1.66      9,152   2.96
    Income-producing property....... 26,550     3.58        9,469    1.50       6,120   1.15        6,897    1.78      5,407   1.75
                                   --------    -----     --------   -----    --------  -----     --------   -----   --------  -----
    Total first mortgage loans..... 445,190    60.01      334,424   53.00     238,794  44.84      135,762   35.09    129,592  41.94

 Second mortgage loans.............     111     0.01          115     .02          52    .01
 Commercial business loans.........   3,808     0.52        2,610     .42         416    .08          301     .08        207    .07
 Other loans.......................  30,304     4.08       24,074    3.82      22,072   4.15       20,200    5.22     23,709   7.67
                                   --------    -----     --------   -----    --------  -----     --------   -----    -------  -----
    Total adjustable-rate loans.... 479,413    64.62      361,223   57.26     261,334  49.08      156,263   40.39    153,508  49.68
                                   --------    -----     --------   -----    --------  -----     --------   -----    -------  -----
    Total loans receivable.... ...  741,911   100.00%     630,981  100.00%    532,489 100.00%     386,932  100.00%   308,996 100.00%
                                              ======               ======             ======               ======            ======

Less:
  Undistributed portion of loans
   in process...................... (18,147)              (15,054)             (8,578)             (7,201)
  Deferred origination fees........  (1,485)               (1,280)             (1,196)             (1,226)            (1,937)
  Unearned income and discount
    on loans.......................      --                    --                  --                  --                (79)
  Allowance for loan losses........  (4,564)               (4,363)             (4,124)             (3,847)            (3,837)
                                    -------               -------             -------             -------            -------
     Total loans receivable, net... 717,715               610,284             518,591             374,658            297,488

Mortgage-backed securities:
  Fixed rate mortgage-backed
 securities........................                        22,159              51,099              88,856             88,935
  Adjustable rate mortgage-backed
    securities.....................                        12,997              15,052              18,856             24,990
                                    -------                ------              ------             -------             ------
      Total mortgage-backed
        securities, net............  27,221                35,156              66,151             107,712            113,925
                                    -------                ------              ------             -------            -------
     Total loans receivable and
       mortgage-backed securities,
       net.........................$744,936              $645,440            $584,742            $482,370           $411,413
                                   ========              ========            ========            ========           ========

      The following table sets forth the contractual maturities of the Bank's loan and mortgage-backed securities portfolios at December 31, 1996. The table does not reflect the effects of prepayments or enforcement of due-on-sale clauses. Loans with balloon or call provisions were assumed to contractually mature on the call date or the date the balloon provision called for repayment.


                                               First Mortgage Loans
                  --------------------------------------------------------------------
                                                         Construction
                                                        and development                                     Total Loans
                                            FHA-       -----------------                                       and
                     One-to    Income-  Insured and   One- to     Income-      Second             Mortgage-  Mortgage-
                  Four-Family Producing VA-Partially Four-Family Producing  Mortgage and  Total    Backed     Backed
                  Residential Property   Guaranteed  Residential Property   Other Loans   Loans  Securities  Securities
                  ----------- --------   ----------  ----------- --------   -----------   -----  ----------  ----------
                                                              (In Thousands)

Maturing During
 Year(s) Ended
  December 31,
1997................ $21,928  $17,132     $  94       $4,375     $14,767     $24,527     $82,823   $1,021     $83,844
1998................  23,370    8,576       100          603       8,289      12,566      53,504    1,102      54,606
1999................  23,692    1,955       109          399       3,805       9,084      39,044    1,191      40,235
2000-2001...........  44,165    3,800       245          885       1,177       6,438      56,710    2,649      59,359
2002-2006...........  96,710    7,466       710        2,832       1,987       5,633     115,338    6,425     121,763
2007-2011...........  91,398    6,366       992        4,004       1,389       1,402     105,551    6,592     112,143
2012 and following.. 252,428    7,289     4,154       24,974          14          82     288,941    8,241     297,182
                     -------   ------     -----       ------       -----       -----     -------    -----     -------
                    $553,691  $52,584    $6,404      $38,072     $31,428     $59,732    $741,911  $27,221     769,132
                    ========  =======    ======      =======     =======     =======    ========  =======     -------
Less:
  Undistributed portion of loans in process.............................................................     $(18,147)
  Deferred origination fees.............................................................................       (1,485)
  Allowance for loan losses.............................................................................       (4,564)
    Total loans receivable, net.........................................................................     $744,936



    At December 31, 1996, the total loans and mortgage-backed securities due after December 31, 1997, which had fixed interest rates were $242.5 million and $15.4 million, respectively, while the total loans and mortgage-backed securities due after such date, which had adjustable interest rates were $416.6 million and $10.8 million, respectively.

    RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity is the origination of mortgage loans secured by one- to four-family, owner-occupied residential properties located in the Bank's primary market area, the majority of which are owner-occupied, single-family residences. At December 31, 1996, $560.1 million, or 75.49%, of the Bank's total loan portfolio consisted of loans secured by one- to four-family residences. The Bank's loan portfolio also includes $38.1 million of loans made for the development of unimproved real estate located in the Bank's primary market area, to be used for residential housing. At December 31, 1996, approximately 80.62% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

    The Bank's residential mortgage loan originations historically were for fixed-rate mortgage loans with terms of 15 to 30 years. The Bank has emphasized the origination of adjustable-rate mortgage loans since 1983. All loans require monthly payments sufficient to fully amortize principal over the life of the loan. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms, and borrowers may refinance or prepay loans at their option. Substantially all fixed rate mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines, so the loans qualify for sale in the secondary market. From January 1989 through early 1993, it had generally been the Bank's intention to sell all newly originated 30-year and 20-year fixed-rate loans and certain 15-year fixed-rate loans in the secondary market as soon as possible after their origination. Newly originated loans held for sale are held at the lower of cost or market value, as evaluated on a monthly basis, until their sale. Beginning in the first quarter of 1993, however, the Bank decided to retain in portfolio fixed-rate mortgage loans with maturities of 15 years or less, and in July 1993 the Bank decided to retain in portfolio substantially all fixed-rate residential mortgage loan production. FHLB advances were primarily used to fund the 30-year fixed-rate residential mortgage originations and to assist in managing the interest rate risk associated with holding these longer-term financial instruments. Beginning in the second quarter of 1994, the Bank once again began selling long-term, fixed-rate, residential mortgage loan originations in the secondary market as a result of the Bank being unable to obtain FHLB borrowings at acceptable interest rate spreads. Although the Bank's practices during 1995 continued to include selling longer-term fixed-rate mortgage loan originations, low levels of sales occurred as customer demand was for adjustable-rate rather than fixed-rate mortgage loans. In 1996, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan originations. Consequently, there was a higher level of sales in 1996.

    The Bank presently offers one-year, three-year and five-year adjustable-rate residential loans with interest rates that adjust based upon the index of the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. In addition, the Bank offers three-year adjustable-rate residential loans with interest rates that adjust based upon the index of the weekly average yield on United States Treasury securities adjusted to a constant maturity of three years. The Bank offers introductory interest rates on adjustable-rate loans which are lower than the fully-indexed rate on these loans. The interest rates on these mortgages generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank also provides a conversion feature which allows borrowers to convert from an adjustable rate to a fixed rate prior to the 60th payment. Loans which converted to a fixed-rate were sold to the FHLMC until early 1993, at which time the Bank commenced retaining these loans in portfolio. Since early 1993, loans converted to a fixed-rate with terms of 30 years were funded with FHLB advances to assist in managing the interest rate risk associated with holding these longer-term financial instruments. With the rise in interest rates in 1994, the Bank was unable to obtain borrowings from the FHLB to fund its long-term, fixed-rate, residential mortgage loans at spreads acceptable to the Bank. Therefore, beginning in the second quarter of 1994 and continuing to the present time, the Bank started selling longer-term, fixed-rate, residential mortgage loans in the secondary market upon conversion from an adjustable-rate mortgage loan. Adjustable-rate residential mortgage loans totaled $398.9 million, or 53.77%, of the Bank's total loan portfolio at December 31, 1996.

    Since mid-1987, during periods of increasing or higher market interest rates, the Bank has been more successful in originating adjustable-rate mortgages by offering favorable rates and origination fees in comparison to the rates and fees charged on fixed-rate mortgage loans. In 1994, the Bank introduced a five-year adjustable-rate mortgage into the market. This product was added as it became apparent customers of the Bank wanted the flexibility of an adjustable-rate mortgage with a longer term between adjustments. Consistently, during 1994, as interest rates increased, the demand for adjustable-rate mortgage loans also rose. During 1995, market interest rates were comparatively lower and a flatter yield curve existed as evidenced by the narrow spread between 30-year fixed-rate and three-year Treasury rates. These two factors suggest fixed-rate mortgage loans rather than adjustable-rate mortgage loans may have been more attractive to many borrowers, however, customer preference in the Bank's local market favored adjustable-rate mortgage loans throughout most of 1995. The relatively flat yield curve during the first quarter of 1996 resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, most of which were originated for sale in the secondary market. As the slope of the yield curve began to steepen in the subsequent quarters, customer preferences in the Bank's local market again favored adjustable-rate mortgage loans. During 1996, the Bank originated $23.4 million in fixed rate mortgage loans, $17.4 million of which were sold in the secondary mortgage market, and $141.2 million in adjustable rate and shorter-term fixed-rate (15 years or less) mortgage loans, of which $6.9 million were sold in the secondary mortgage market.

    The Bank also offers 7 year and 5 year loans which are convertible to 23 and 25 year amortized loans, respectively. The interest rates are based on the FHLMC 30 year rates at the end of the respective 7th and 5th years. Historically, the Bank sold substantially all 7 year and 5 year loans on the secondary market. Beginning in early 1993, the Bank began retaining in portfolio newly originated 7 year and 5 year loans.

    The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value of the property or the purchase price, with the condition private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. For certain adjustable-rate loans, loan-to-value ratios up to and including 85% are permitted without requiring private mortgage insurance. The majority of the Bank's residential loan portfolio has loan-to-value ratios of 80% or less.

    In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for adjustable-rate mortgage loans based on the fully indexed rate of the loans. Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. Determination as to whether a property is located in a flood zone is additionally required on new mortgage loan originations. Borrowers are required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. If a loan carries a loan-to-value ratio of 75% or less, the borrower has the option of not having real estate taxes and hazard insurance premiums placed in escrow as long as proof of payment for these items is submitted to the Bank prior to their due dates. These underwriting criteria are also applied to loans purchased giving the Bank the right to reject any loans failing to meet underwriting standards. Despite the benefits of adjustable-rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential for default.

    Although interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area, interest rates charged on fixed-rate mortgage loans fluctuate daily and are based on interest rates offered by FHLMC and FNMA. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

    INCOME-PRODUCING PROPERTY LOANS (COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS). Income- producing property loans originated by the Bank are loans secured by commercial and multi-family (five or more units) real estate generally located in the Bank's primary market area. Permanent loans on income-producing properties constituted approximately $52.6 million, or 7.09%, of the Bank's total loans at December 31, 1996. The Bank originates both construction loans and permanent loans on commercial and multi-family properties. The Bank generally does not purchase commercial and multi-family real estate loans. Permanent commercial and multi-family real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property. Commercial and multi-family real estate loans have been made in amounts up to $8.7 million, although the majority of the Bank's commercial and multi-family real estate loans have been originated in amounts ranging from $250,000 to $2.5 million.

    The Bank's commercial real estate loans are secured by office buildings, motels, medical facilities, retail centers, warehouses, apartment buildings, condominiums, a country club, and other commercial buildings, principally all of which are located in the Bank's primary market area. Adjustable-rate commercial and multi-family real estate loans generally provide for interest rate adjustments based upon the New York prime lending rate or every one to five years at a rate indexed to the weekly average yield on United States Treasury securities, adjusted to a constant maturity of one year or three years. Additionally, the Bank's commercial and multi-family real estate loans generally include balloon provisions or call options, which allow the Bank to call a loan after one to ten years, with principal amortization generally of 20 to 25 years, with a maximum 30-year period. These balloon provisions and call options provide the Bank with flexibility to adjust the rates on loans to reflect then current market conditions, allowing the Bank to better control interest rate risk. Although adjustable-rate loans assist in managing interest rate risk, they do increase the potential for default primarily because as interest rates rise, the underlying payment requirements of the borrower increase.

    Loans secured by commercial and multi-family properties are generally larger and involve greater risks than residential mortgage loans. Because payments on loans secured by commercial and multi-family residential properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of its commercial and multi-family real estate loans. In addition, the Bank requires a positive net operating or rental income to debt service ratio for loans secured by commercial and multi-family real estate. The Bank generally restricts these lending activities to properties located in its primary market area. When considered appropriate, the Bank requires borrowers to provide their personal guarantees on commercial and multi-family real estate loans.

    A loan with an outstanding balance of $4.1 million at December 31, 1996, and secured by a motel, represents the Bank's largest single commercial real estate loan to one borrower. At December 31, 1996, the Bank's 10 largest commercial real estate loans, with balances outstanding ranging from $2.0 million to $4.1 million, totaled $28.6 million.

    CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank originates loans to finance the construction of properties in its primary market area, including one- to four-family dwellings, housing developments, multi-family apartments and condominiums and commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. Construction and land development loans totaled $69.5 million or 9.37% of the Bank's total loan portfolio at December 31, 1996. Of that total, $38.1 million were for the construction of one-to four-family residential properties. Construction loans have been made in amounts up to $8.7 million. At December 31, 1996, the Bank had $9.1 million outstanding commitments in construction and land development loans.

    Construction loans generally have construction terms of up to 12 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Inspections are carried out under the direction of the Bank's Chief Lending Officer, although qualified architects are retained to perform inspections on larger projects. The Bank also finances the construction of individual owner-occupied residences. Construction loans are either converted to permanent loans at the completion of construction or are paid off upon receiving permanent financing from another financial institution. Construction loans on residential properties are generally made in amounts up to

80% of the appraised value of the completed property, and construction loans on commercial properties are generally made in amounts up to 75% of the appraised value of the completed property.

    The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. Personal guarantees of the principals of each borrower are also usually obtained. Generally, all construction loans made by the Bank are within its primary market area.

    Construction loans generally afford the Bank the opportunity to increase the yield and interest rate sensitivity of its loan portfolio. These higher yields correspond to the higher risks associated with construction lending. The Bank's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of completion. If the estimate of the completed cost proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment of the loan. At December 31, 1996, the Bank had no construction loans outstanding which were non-performing and $7,000 of construction loans classified as real estate owned.

    CONSUMER LOANS. The Bank has offered consumer loans since 1983. As of December 31, 1996, total consumer loans were $54.6 million, or 7.35%, of the Bank's total loan portfolio. Consumer loans originated by the Bank include home equity loans, educational loans, automobile loans, land contracts, personal loans (secured and unsecured), marine and recreational vehicle loans, mobile home loans, and loans secured by savings accounts.

    The Bank believes the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds. Consumer loans do, however, pose additional risks of collectibility when compared to traditional types of loans granted by thrift institutions such as residential mortgage loans. The Bank has sought to reduce this risk by primarily granting secured consumer loans.

    LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources including "walk-in" customers at the Bank's offices, the Bank's marketing efforts, the Bank's present customers, referrals from real estate professionals, and building contractors. Loan applications are reviewed in accordance with the underwriting standards approved by the Bank's Board of Directors which generally conform to FHLMC and FNMA standards.

    Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by the Bank's in-house appraiser or by independent appraisers approved by the Bank. In the case of commercial and multi-family properties only independent appraisers are used. The loan application file is then reviewed, depending upon the dollar amount of the loan, by either (i) the Bank's loan underwriters, (ii) the Chief Lending Officer or the Bank's Senior Loan Committee approved by the Board of Directors, or (iii) the Bank's Executive Loan Committee, consisting of the President and other Directors of the Bank.

    The Bank's Manager of Consumer Lending is authorized to approve unsecured and secured consumer loans of up to $50,000 and $60,000, respectively. Other consumer lending staff and branch managers are authorized to approve secured consumer loans of up to $35,000, depending on individual lending authorities. The staff loan committee is authorized to approve residential mortgage loans of up to $214,600. Loans between $214,600 and $500,000 require the approval of the Bank's Director of Lending Operations or Residential Lending Manager and the approval of the Bank's President or Chief Lending Officer. Loans in excess of $500,000 or multiple loans to the same borrower in an aggregate amount exceeding $500,000 must be approved by the Bank's Senior Loan Committee.

    LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank retains in its portfolio substantially all adjustable-rate loans. All residential loans are originated on documentation permitting their sale in the secondary market. The Bank previously originated such loans with a forward commitment for their sale and held these loans in portfolio at the lower of cost or market, as valued on an aggregate basis, until their sale. Since the second quarter of 1994, the Bank has sold all longer-term, fixed-rate, residential mortgage loan originations in the secondary market upon origination or conversion from an adjustable-rate mortgage loan. Although the Bank's practices during 1995 and 1996 continued to include selling longer-term fixed-rate mortgage loan originations, low levels of sales occurred in 1995 as customer demand was for adjustable-rate rather than fixed-rate mortgage loans. In 1996, however, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan originations. Consequently, there was a higher level of loan sales in 1996.

    The Bank has engaged, from time to time, in the sale of participation interests in residential, commercial and multi-family real estate loans in the secondary mortgage market. Such participation interests are sold in an effort to reduce the Bank's amount loaned to one borrower. The Bank's decision on whether to sell loans or participation interests, and on which loans to sell, are generally based upon the size of the project and amount loaned, for a commercial or multi-family real estate loan, the Bank's need for funds, and market opportunities that permit loan sales on terms favorable to the Bank. The Bank also sells loans or loan participations, in private sales to savings institutions. In recent years such sales have been without recourse. The Bank generally retains the servicing on the loans sold, for which it receives a servicing fee of .25%.

    Effective January 1, 1996, the Bank adopted the provisions of SFAS 122. This statement requires the Bank to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Prior to adoption of SFAS 122, the Bank had no assets capitalized for originated or purchased servicing rights. The fair value of capitalized originated mortgage servicing rights is determined based on the estimated discounted net cash flows to be received. In applying this valuation method, the Bank uses assumptions market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Originated mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. These capitalized mortgage servicing rights are periodically reviewed for impairment based on the fair value of those rights.

    The ongoing impact of SFAS 122 will depend upon demand in the Bank's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The Bank capitalized $234,000 of originated mortgage servicing rights during 1996, of which $43,000 has been amortized. No valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of December 31, 1996. The balance at December 31, 1996, of loans sold during the year was $30.1 million.

    In addition to originating loans, the Bank also purchases loans and mortgage-backed securities in the secondary market. The Bank's purchases in the secondary market are made on the same criteria and must satisfy the same underwriting procedures as loans directly originated by the Bank. The Bank's secondary market purchases are dependent upon the demand for mortgage credit in the Bank's market area and the inflow of funds from traditional sources. During 1996, the Bank, to supplement and complement its own mortgage loan production, purchased from an unaffiliated financial institution $31.7 million of loans consisting principally of one- to four-family residential, fixed and adjustable-rate, medium term mortgages.

    The following table sets forth information concerning the loan origination, purchase, sale and repayment activity of the Bank's portfolio of loans and mortgage-backed securities:

                                                     Year Ended December 31
                                             ---------------------------------
                                                1996         1995        1994
                                               ------       ------      ------
                                                      (In Thousands)
Originations:
 Fixed-rate loans:
  First mortgage loans:
   One- to four-family residential.........  $36,990       $18,507     $23,115
   Income-producing property...............      758          337          188
   FHA-insured and VA-partially
      guaranteed...........................      217          141          362
   Construction and development:
     One- to four-family residential.......    8,456          856       14,339
     Income-producing property.............      --           314        1,822
  Commercial business loans................      634          568          --
  Other loans..............................   18,706       12,788       10,413
                                              ------       ------       ------
    Total fixed-rate loans.................   65,761       33,511       50,239
                                              ------       ------       ------

 Adjustable-rate loans:
  First mortgage loans:
   One- to four-family residential.........   68,063       40,183       40,056
   Income-producing property...............      610        4,380        4,166
   Construction and development:
     One- to four-family residential.......   50,889       47,784       42,096
     Income-producing property.............   18,630        9,052        2,742
  Second mortgage loans....................       --           60           --
  Commercial business loans................    3,049        2,566          252
  Other loans..............................   19,600       14,015       12,304
                                              ------       ------       ------
    Total adjustable-rate loans............  160,841      118,040      101,616
                                             -------      -------      -------
    Total loans originated.................  226,602      151,551      151,855
                                             -------      -------      -------

Purchases:
 Loans:
  Fixed-rate...............................    2,905        4,860       31,937
  Adjustable-rate..........................   28,829       38,732       42,977
                                              ------       ------       ------
    Total purchased........................   31,734       43,592       74,914
                                              ------       ------       ------

Sales:
 Fixed-rate:
  Mortgage loans...........................   31,246       13,515        3,138
  Student loans............................      739        1,293        1,102
  Mortgage-backed securities...............       --       19,587           --
                                              ------       ------       ------
    Total sales............................   31,985       34,395        4,240
                                              ------       ------       ------

Principal repayments:
  Loans....................................  115,079       84,278       76,077
  Mortgage-backed securities...............    7,935       11,408       41,561
                                              ------       ------       ------
    Total principal repayments.............  123,014       95,686      117,638
                                             -------       ------      -------

Transfers to real estate owned.............     (342)        (265)        (895)
Transfers from real estate owned...........       --        2,700           --
Decrease due to other items, net...........   (3,499)      (6,799)      (1,624)
                                              ------       ------       ------
Net increases..............................  $99,496      $60,698     $102,372
                                             =======      =======     ========

      LOAN SERVICING AND LOAN FEES. As of December 31, 1996, Community First was servicing approximately $156.6 million of loans for others. The Bank generally receives a servicing fee ranging from .25% to .50% for these loans, with average servicing fees of approximately .28%. In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank.

      In accordance with Statement of Financial Accounting Standards No. 91, to the extent loans are originated or acquired for the portfolio, the Bank limits immediate recognition of loan origination or acquisition fees as revenues and recognizes such income, net of certain loan origination or acquisition costs, over the estimated lives of such loans as an adjustment to yield.

      LOAN COMMITMENTS. Applicants for adjustable-rate one- to four-family residential loans may lock in an interest rate for 50 days at any time prior to the issuance of a loan commitment. The period between the applicant locking a rate and the Bank's issuance of a commitment may be up to 21 days. The period of time between issuance of a commitment to a borrower by the Bank through closing of a loan generally ranges from 30 to 45 days. When selling loans to the secondary market, the Bank protects itself from rising interest rates through the purchase of mandatory commitments at the time a loan rate is locked or a loan commitment is made. Funding generally occurs at or shortly after the time the interest rate is locked. The Bank does not use financial futures or options to protect against rising interest rates. Historically, less than 5% of the Bank's commitments expire before being funded. At December 31, 1996, the Bank's outstanding mortgage commitments totaled approximately $19.3 million.

      NON-PERFORMING LOANS. Residential and commercial mortgage loans are reviewed on a regular basis and are placed on nonaccrual status when either principal or interest is more than 90 days past due. Consumer loans are generally charged off when or before the loan becomes 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      When a loan becomes 15 days delinquent, the Bank institutes internal collection procedures and will contact the customer directly. As to residential and commercial real estate loans, if a borrower has not made payment within 15 days of the due date, a past due notice is mailed and a late charge of 5% is generally assessed as permitted by the Bank's mortgage documentation. The Bank seeks to determine the reason for the delinquency and attempts to effect a cure for the delinquency on any loan which becomes more than 60 days past due. The Bank will then regularly review the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. The decision on whether to initiate foreclosure proceedings is based upon the amount of the loan outstanding in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the default or delinquency.

      Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. At the time title is received and in certain cases prior to title transfer, the Bank will transfer the former loan to real estate owned. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair market value less estimated costs to sell. Any subsequent write-down of the property is charged directly to income or against the appropriate allowance account.

      As of December 31, 1996, there were no loans which are not included in the tables below or described thereafter where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in classification of such loans in the future. As of December 31, 1996, there were no concentrations of loans in any type of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table below.

      Real estate loans originated by the Bank and delinquent loans are generally collateralized by real estate in the Bank's primary market area.

      The following table sets forth information concerning the Bank's delinquent loans at December 31, 1996. The table represents the total remaining principal balances of the related loans rather than the actual payment amounts which are overdue:

                                  30-59 Days       60-89 Days     90 Days or Greater
                               ---------------   ---------------  ------------------
                               Number   Amount   Number   Amount   Number   Amount
                               ------   ------   ------   ------   ------   ------
                                             (Dollars in Thousands)

One- to four-family residential  100    $4,423     19     $ 922      16     $ 892
Income-producing property....     --        --      1         5       1       359
FHA-insured and VA-partially
  guaranteed.................      6       277      1        74       3       183
Construction and development:
 One- to four-family residential   3       218      1       142      --        --
 Income-producing property..      --        --     --        --      --        --
 Land development............      1       400     --        --      --        --
Commercial...................      1        10     --        --       3       195
Other........................     52       400     11        95      13       158
                               -----    ------   ----     -----   -----     -----
  Total......................    163    $5,728     33    $1,238      36    $1,787
                               =====    ======   ====    ======   =====    ======

   Percentage of total assets             0.69%            0.15%             0.21%
                                        ======            =====             =====


      The following table sets forth information concerning the amounts of the Bank's non-accruing loans and real estate owned by category. At December 31, 1996, the Bank had no loans which were "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15.

                                                   At December 31,
                                     ------------------------------------------
                                      1996     1995     1994     1993      1992
                                     ------   ------   ------   ------    -----
                                                (Dollars in Thousands)

Non-accruing loans:
 One- to four-family residential
   mortgages...................... $  892   $    68  $   108  $   571   $   937
 Income-producing property........    359        --       --        1       322
 FHA-insured and VA-partially
   guaranteed.....................    183       253      192      140       357
 Construction and development.....     --        --       --      182        --
 Commercial.......................    195        --       --       --        --
 Other............................    158        28       93      160       472
                                   ------   -------  -------  -------   -------
   Total.......................... $1,787   $   349  $   393  $ 1,054   $ 2,088
                                   ======   =======  =======  =======   =======

   Percentage of total assets.....   0.21%     0.05%    0.05%    0.16%     0.33%
                                   ======   =======  =======  =======   =======

Real estate owned:
 One- to four-family residential
   mortgages...................... $  205   $   238  $   139  $ 1,046   $ 1,100
 Income-producing property........     --        --    1,700    2,380     2,579
 Construction and development.....      7         7      981    1,060     1,427
                                   ------   -------  -------  -------   -------
   Total.......................... $  212   $   245  $ 2,820  $ 4,486   $ 5,106
                                   ======   =======  =======  =======   =======

   Percentage of total assets.....   0.03%     0.03%    0.39%    0.67%     0.80%
                                   ======   =======  =======  =======   =======

   Total non-accruing loans and real
     estate owned................. $1,999   $   594  $ 3,213  $ 5,540   $ 7,194
                                   ======   =======  =======  =======   =======

Percentage of total assets........   0.24%     0.08%    0.44%    0.83%     1.13%
                                   ====== =========  =======  =======   =======



      Loans on which the accrual of interest was discontinued or reduced amounted to $1,757,000 at December 31, 1996. For the year ended December 31, 1996, $46,000 of additional interest income would have been recorded if these non-accruing loans were current in accordance with their original terms. Approximately $118,000 of interest income relating to these loans was collected and included in interest income for the year ended December 31, 1996.

      Certain other income-producing property loans in the Bank's loan portfolio are being closely monitored but are not included in non-performing loans above. These loans cause management some concern as to the ability of such borrowers to comply with the present loan repayment terms and which may result in their being classified as non-accruing at some point in the future. These other loans include a $168,000 loan secured by an apartment building and a loan totaling $393,000 secured by an office building. These loans were current as of December 31, 1996.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). SFAS 114, as amended in October 1994 by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of
                                      15
a Loan - Income Recognition and Disclosures (SFAS 118), requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. This statement also applies to all loans restructured in troubled debt restructuring involving a modification of terms as well as clarifies that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. The Bank adopted the provisions of SFAS 114, as amended by SFAS 118, on a prospective basis as of January 1, 1995. Neither the initial adoption nor the ongoing effect of SFAS 114 has had, or is expected to have, a material impact on the financial condition or results of operations of the Bank.

      Impaired loans as defined by SFAS 114 totaled $554,000 and $0 at December 31, 1996 and 1995, respectively, and include one income-producing property loan and three commercial business loans. These loans are included in nonaccrual loans at December 31, 1996. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS 114 does not apply. The Corporation's respective average investment in impaired loans was $559,000 and $0 during 1996 and 1995, respectively. Interest income recognized on impaired loans during 1996 and 1995, totaled $27,000 and $0, respectively. Impaired loans had specific allocations of the allowance for loan losses in accordance with SFAS 114 approximating $150,000 and $0 at December 31, 1996 and 1995, respectively.

      CLASSIFICATION OF ASSETS. Under federal regulations, the Bank is required to classify its own assets as to quality on a regular basis. In addition, in connection with examinations of the Bank, FDIC and Michigan Financial Institutions Bureau examiners have authority to identify problem assets and, if appropriate, classify them. Assets are subject to evaluation under a classification system with three categories: (i) Substandard, (ii) Doubtful and
(iii) Loss. An asset could fall within more than one category and a portion of the asset could remain unclassified.

      An asset is classified Substandard if it is determined to involve a distinct possibility the Bank could sustain some loss if deficiencies associated with the loan, such as inadequate documentation, were not corrected. An asset is classified as Doubtful if full collection is highly questionable or improbable. An asset is classified as Loss if it is considered uncollectible, even if a partial recovery could be expected in the future. At December 31, 1996, the Bank classified $2.0 million of non-accruing loans and real estate owned as Substandard. Included in the $7.5 million of loans classified as Special Mention were $7.0 million of loans 30-89 days delinquent. The Bank had no assets classified as Doubtful and no assets classified as Loss as of December 31, 1996.

      ALLOWANCE FOR LOSSES. The Bank's management establishes allowances for loan losses. On a quarterly basis, management evaluates the loan portfolio and determines the amount that must be added to the allowance account. These allowances are charged against income in the year they are established. Additionally, accrual of interest on problem loans is discontinued when a loan becomes ninety days past due as to principal or interest or when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent cash is received and where future collections of principal are probable. A nonaccrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

      When establishing the appropriate levels for the provision and the allowance for loan losses, management considers a variety of factors, in addition to the fact an inherent risk of loss always exists in the lending process. Consideration is given to the current and future impact of economic conditions, the diversification of the loan portfolio, historical loss experience, the review of loans by the loan review personnel, the individual borrower's financial and managerial strengths, and the adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities.

      Each quarter, the Bank determines the adequacy of the allowance for loan losses based on factors such as the size and risk exposure of each portfolio, current economic conditions, past loss experience, delinquency rates and current collateral values, and other relevant factors. While available information is used in evaluating the adequacy of the allowance for loan losses, future additions to the allowance may be necessary if economic conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

      The following table provides a summary of the allowance for losses on loans and real estate:

                                            Allowance for Losses on
                                           -------------------------
                                                      Real
                                           Loans     Estate    Total
                                           -----     ------    -----
                                                 (In Thousands)

BALANCE, DECEMBER 31, 1992...............  $3,837   $ 237     $4,074
Provision for loan losses................    240      330        570
Charges against the allowance:
  One- to four-family residential........   (249)    (100)      (349)
  FHA-insured and VA partially guaranteed    (70)      --        (70)
  Income-producing property..............     --     (436)      (436)
  Consumer...............................    (28)      --        (28)
Recoveries:
  One- to four-family residential........      1       67         68
  FHA-insured and VA partially guaranteed     24       --         24
  Income-producing property..............     --       69         69
  Consumer...............................     92       --         92
                                           -----    -----     ------

BALANCE, DECEMBER 31, 1993...............  $3,847   $ 167     $4,014
Provision for losses.....................    240      565        805
Charges against the allowance:
  One- to four-family residential........    (21)    (122)      (143)
  FHA-insured and VA partially guaranteed    (62)      --        (62)
  Income-producing property..............    (23)    (590)      (613)
  Consumer...............................    (47)      --        (47)
Recoveries:
  One-to four-family residential.........     80       55        135
  FHA-insured and VA partially guaranteed     36       --         36
  Income-producing property..............     --        1          1
  Consumer...............................     74       --         74
                                           -----    -----     ------

BALANCE, DECEMBER 31, 1994...............  $4,124   $  76     $4,200
Provision for losses.....................    240      120        360
Charges against the allowance:
  One- to four-family residential........    (10)     (26)       (36)
  FHA-insured and VA partially guaranteed     --       (2)        (2)
  Income-producing property..............     --       (7)        (7)
  Consumer...............................    (45)      --        (45)
Recoveries:
  One-to four-family residential.........     11       11         22
  FHA-insured and VA partially guaranteed     --        1          1
  Income-producing property..............     --       51         51
  Consumer...............................     43       --         43
                                           -----    -----     ------

BALANCE, DECEMBER 31, 1995...............  $4,363   $ 224     $4,587
Provision for losses.....................    240       60        300
Charges against the allowance:
  One- to four-family residential........     (9)     (77)       (86)
  FHA-insured and VA partially guaranteed    (10)    (110)      (120)
  Consumer...............................    (57)      --        (57)
Recoveries:
  One-to four-family residential.........      2        4          6
  FHA-insured and VA partially guaranteed      7      102        109
  Income-producing property..............     --        9          9
  Consumer...............................     28       --         28
                                           -----    -----     ------
BALANCE, DECEMBER 31, 1996...............  $4,564   $ 212     $4,776
                                           ======   =====     ======

      The  ratio  of  net  loan   charge-offs   (recoveries)  to  average  loans
outstanding during the respective periods were (.05)% for 1992, .07% for 1993, (.01)% for 1994, .00% for 1995 and .01% for 1996.

     The following table represents the allocation of the allowance for loan losses at the dates indicated:


                                                                                At December 31,
                                           --------------------------------------------------------------------------------------
                                                               1996                                       1995
                                           -----------------------------------------   ------------------------------------------
                                                       Percent               Allowance            Percent              Allowance
                                                       of Total  Allocation    as %               of Total  Allocation     as %
                                              Balance    Loan        of      of Loan    Balance    Loan         of      of Loan
                                             of Loans  Balance   Allowance   Balance    of Loans  Balance   Allowance   Balance
                                             --------  -------   ---------   -------    --------  -------   ---------   -------
                                                                            (Dollars in Thousands)
First mortgage loans:
  One- to four-family residential (including
    construction and development loans and
    loans sold with recourse)(1)............. $593,163   79.80%   $1,252       .21%    $502,374    79.39%    $ 1,401       .28%
  FHA-insured and VA-partially
    guaranteed...............................    6,404     .86        47       .73        7,458     1.18         319      4.28
  Income-producing property (including
    construction and development loans)......   84,012   11.30     2,100      2.50       75,012    11.85%      1,875      2.50%
                                               -------  ------   -------    ------     --------   ------     -------     -----
    Total first mortgage loans...............  683,579   91.96     3,399       .50      584,844    92.42       3,595       .61
Second mortgage loans........................      510     .07         5       .98         571       .09          4        .70
Commercial business loans....................    4,644     .62       325      7.00       3,195       .51         96       3.00
Other loans..................................   54,578    7.35       835      1.53      44,171      6.98%       668       1.51%
                                               ------- -------   -------     -----     -------    ------     ------      -----
    Total.................................... $743,311  100.00%  $ 4,564       .61%    $632,781   100.00%    $4,363        .69%
                                              ========  ======   =======     =====     ========   ======     ======      =====

                                                                                     At December 31,
                                             ---------------------------------------------------------------------------------------
                                                               1994                                            1993
                                             --------------------------------------------  -----------------------------------------
                                                        Percent                  Allowance             Percent             Allowance
                                                        of Total    Allocation      as %               of Total  Allocation   as %
                                             Balance      Loan         of         of Loan     Balance    Loan        of     of Loan
                                             of Loans   Balance     Allowance     Balance    of Loans  Balance   Allowance  Balance
                                             --------   -------     ---------     -------    --------  -------   ---------  -------
                                                                                 (Dollars in Thousands)
First mortgage loans:
  One- to four-family residential (including
    construction and development loans and
    loans sold with recourse)(1).............$424,079    79.32%       $1,296        .31%     $285,610     73.25%      $943      .33%
  FHA-insured and VA-partially
    guaranteed...............................   3,629      .68           421      11.60         4,240      1.09        582    13.73
  Income-producing property (including
    construction and development loans)......  66,855    12.50         1,775       2.65        63,727     16.34      1,670     2.62
                                             --------   ------        -----       -----       -------   -------     ------- -------
    Total first mortgage loans............... 494,563    92.50         3,492        .71       353,577     90.68      3,195      .90
Second mortgage loans........................     661      .12             5        .76           750       .19          7      .93
Commercial business loans....................     706      .13            21       2.97           446       .12         14     3.14
Other loans..................................  38,759     7.25           606       1.56        35,159      9.01        631     1.79
                                             -------    ------        ------      -----      -------    -------    -------  -------
    Total....................................$534,689   100.00%       $4,124        .77%     $389,932    100.00%   $ 3,847      .99%
                                             ========   ======        ======      =====      ========    ======    =======  =======

                                             ------------------------------------------
                                                                 1992
                                             ------------------------------------------
                                                        Percent              Allowance
                                                        of Total  Allocation     as %
                                              Balance    Loan         of      of Loan
                                              of Loans  Balance   Allowance   Balance
                                              --------  -------   ---------   -------

First mortgage loans:
  One- to four-family residential (including
    construction and development loans and
    loans sold with recourse)(1).............  $205,086   65.36%      $723       .35%
  FHA-insured and VA-partially
    guaranteed...............................     6,536    2.08        918     14.05
  Income-producing property (including
    construction and development loans)......    64,923   20.69      1,498      2.31
                                                -------  ------     ------   ------
    Total first mortgage loans...............   276,545   88.13      3,139      1.14
Second mortgage loans........................     1,034     .33        .11      1.06
Commercial business loans....................       278     .09          9      3.24
Other loans..................................    35,939   11.45        678      1.89
                                                -------  ------     ------    ------
    Total....................................  $313,796  100.00%    $3,837      1.22%
                                               ========  ======     ======    ======

     (1) Loans sold with recourse totaled $1.4 million, $1.8 million, $2.2 million, $3.0 million and $4.8 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
                                      19

INVESTMENT ACTIVITIES

      Community First is required under federal regulations to maintain a minimum amount of liquid assets which can be invested in specified short-term securities and is also permitted to make certain other investments. See "Item 1. Business -- Regulation of the Bank." It has generally been Community First's policy to maintain a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At December 31, 1996, Community First had an investment portfolio of $31.1 million consisting of U.S.
government, federal agency obligations and corporate notes and bonds.

      In July 1989, the Bank retained SS&H Financial Advisors, of Bingham Farms, Michigan, to act as its investment advisor and to execute all related transactions. In June 1988, the Bank's Board of Directors adopted an investment policy which is annually reviewed by the Board. Pursuant to this policy, which is binding upon the investment advisor, two of the four members of the Bank's Investment Committee must approve all investment transactions. The policy also outlines the approved investment securities in which the Bank may invest, within each investment category.

      As part of the Bank's asset/liability management program, the Bank had previously entered into a series of interest rate exchange agreements in order to lengthen the maturity of its liabilities by, in effect, converting variable-rate liabilities to fixed-rate liabilities. In November 1994, the Bank terminated, at a loss of $229,000, its one remaining interest rate exchange agreement with an aggregate notional amount of $15.0 million and a maturity date of December 23, 1996. The deferred loss from the termination of the interest rate exchange agreement totaled $0 and $107,000 at December 31, 1996 and 1995, respectively. Amortization of the loss as interest expense totaled $107,000 in 1996 and $109,000 in 1995.

      During the years ended December 31, 1996, 1995 and 1994, the cost of the Bank's interest rate exchange agreements was $107,000, $109,000 and $568,000, respectively, and is included as interest expense on deposits.

      Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") addresses the accounting and reporting for equity securities having readily determinable fair values and for all investments in debt securities. SFAS 115 requires investment and mortgage-backed securities to be classified as follows:

      o Debt securities the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

      o Debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

      o Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders' equity.

      At December 31, 1995, investment and mortgage-backed securities available for sale included unrealized net gains of $109,000 reported net of $37,000 of federal income tax expense. Throughout the latter part of 1996, market interest rates generally fell which favorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At December 31, 1996, the Bank reported $58.3 million in investment and mortgage-backed securities available for sale at fair value, with unrealized net gains of $325,000 reported net of $110,000 of federal income tax expense as a separate component of stockholders' equity. The Bank had no investment or mortgage-backed securities classified as held-to-maturity or trading securities as of December 31, 1996.

      In November 1995, the FASB issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide). The Guide permitted an institution to reassess the appropriateness of the classifications of all securities held at the time and account for any resulting reclassifications at fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Bank, in order to allow further flexibility in future asset/liability management decisions relating to securities, reclassified $18.1 million of corporate notes and U.S. Treasury securities from a held-to-maturity classification to an available-for-sale classification with unrealized pretax losses of $103,000 on these securities recorded as a negative adjustment to stockholders' equity.

      As of September 30, 1996, based upon liquidity and interest rate considerations, management determined it could no longer assert its intention to hold all mortgage-backed securities until maturity. Therefore, the entire mortgage-backed securities portfolio totalling $28.6 million was reclassified to an available-for-sale classification with unrealized pre-tax gains of $190,000 being recorded as a favorable adjustment to stockholders' equity. As a result, the Bank intends to classify any investment or mortgage-backed securities currently held or purchased in the subsequent two years as available for sale.

     The table below sets forth certain information regarding the amortized cost, weighted average rates and maturities of the Bank's investment securities available for sale at the date indicated. At December 31, 1996, the Bank did not have any investment securities available for sale with maturities greater than five years.


                                                                 At December 31, 1996
                      -------------------------------------------------------------------------------------------------
                          One Year or Less         One to Five Years         Five to Ten Years     More than Ten Years
                      -----------------------   -----------------------   ----------------------- ---------------------
                                     Weighted                  Weighted                 Weighted              Weighted
                      Amortized      Average      Amortized    Average      Amortized   Average    Amortized  Average
                         Cost         Rate          Cost        Rate          Cost       Rate        Cost       Rate
                      ---------     ---------     ----------  ---------    ----------  ---------  ----------  ---------
                                                                  (Dollars in Thousands)

United States
 government and
agency obligations... $20,097         5.47%         $   --       -- %        $   --       -- %       $   --      -- %
Federal agency
obligations..........      --           --           7,000      6.83             --       --             --      --
Corporate bonds......   4,000         6.38              --       --              --       --             --      --
                       ------                       ------                    -----                  ------
                      $24,097         5.62%         $7,000      6.83%        $   --       --         $   --      --
                      =======                       ======                    =====                  ======


                                 At December 31, 1996
                      ----------------------------------------
                              Total Investment Securities
                      ----------------------------------------
                       Average                         Weighted
                        Life       Amortized   Market  Average
                       in Years       Cost     Value     Rate
                      --------    ----------  -------  -------
                                 (Dollars in Thousands)

United States
 government and
agency obligations...   0.81        $20,097   $20,071   5.47%
Federal agency
obligations..........   4.31          7,000     7,015   6.83
Corporate bonds......   0.50          4,000     4,007   6.38
                                     ------    ------
                        1.56%       $31,097   $31,093   5.89%
                                    =======   =======

     The Bank's $4.0 million of corporate bonds available for sale at December 31, 1996, are of investment grade, rated from A1 by Moody's Rating Service.

     At December 31, 1996, the Bank did not have any investment securities held to maturity.

      During 1994, the Bank purchased investment securities available for sale in the amount of $7.7 million. These securities had a weighted average yield of 6.33%. The available-for-sale investment securities purchased consisted of corporate notes and treasuries with maturities of 12 to 23 months. In addition, the Bank purchased investment securities held to maturity in the amount of $0.2 million. These securities had a weighted average yield of 3.25%. The held-to-maturity investment securities purchased consisted of deposit notes with a maturity of six months. Investment securities held to maturity in the amount of $0.4 million matured in 1994. Also in 1994, the Bank sold $20.0 million of available-for-sale investment securities and recognized gross gains of $13,000 and gross losses of $46,000. During 1995, the Bank purchased a $5.1 million available-for-sale corporate note with a maturity of 50 months and a weighted average yield of 7.08%. Investment securities available for sale in the amount of $13.9 million were sold during 1995, resulting in gross gains of $30,000 and gross losses of $33,000. During 1996, the Bank purchased $20.1 million of available-for-sale investment securities. These securities had a weighted average yield of 6.19%. The available-for-sale investment securities purchased consisted of federal agency obligations and U.S. Treasury securities with maturities of 11 to 61 months. Investment securities available for sale in the amount of $23.1 million were sold during 1996, resulting in gross gains of $43,000 and gross losses of $107,000.

      The following table sets forth certain information about the Bank's held to maturity investment securities and related fair values.

                                                              At December 31,
                            ----------------------------------------------------------------
                                      1996                     1995                 1994
                            ----------------------   -------------------   -----------------
                            Amortized      Fair      Amortized    Fair     Amortized   Fair
                               Cost        Value       Cost       Value      Cost      Value
                               ----        -----       ----       -----      ----      -----
                                                  (Dollars In Thousands)
United States government
 and agency obligations:
  From one to five years...   $   --     $   --      $   --      $   --    $15,372   $14,283
  Greater than five years..       --         --          --          --      5,037     5,019
                              ------     ------      ------      ------     ------    ------
                                  --         --          --          --     20,409    19,302

Corporate bonds
  From one to five years...       --         --          --          --     11,018    10,899
  More than five years
 to ten years..............       --         --          --          --      1,490     1,471
                              ------     ------      ------      ------     ------   -------
                                  --         --          --          --     12,508    12,370
                              ------     ------      ------      ------     ------    ------
                              $   --     $   --      $   --      $   --    $32,917   $31,672
                              ======     ======      ======      ======    =======   =======

Weighted average interest
 rate......................     --  %                  --   %                 5.66%
                              ======                =======                =======

Federal Home Loan Bank
  of Indianapolis stock....  $10,632                 $8,537                 $8,163
                             =======                =======                =======


      The following table sets forth certain information about the Bank's available-for-sale investment securities and related fair values.

                                                         At December 31,
                          ------------------------------------------------------------
                                 1996                1995                1994
                          -----------------  ------------------  ---------------------
                          Amortized   Fair    Amortized   Fair    Amortized   Fair
                             Cost     Value     Cost      Value     Cost      Value
                             ----     -----     ----      -----     ----      -----
                                               (Dollars In Thousands)
United States government
and agency obligations:
  Maturing within one year $20,097  $20,071   $15,139    $15,102  $ 4,863   $ 4,853
  From one to five years       --       --     15,253     15,225   15,391    14,801
                            ------  -------    ------    -------   ------    ------
                            20,097   20,071    30,392     30,327   20,254    19,654

Federal agency obligations:
  Maturing from one to
  five years............     7,000    7,015       --         --       --        --

Corporate bonds (a)
  Maturing within one year   4,000    4,007    12,686     12,682   20,036    19,771
  From one to five years       --       --     11,921     12,100   16,991    16,371
                            ------  -------    ------    -------   ------    ------
                             4,000    4,007    24,607     24,782   37,027    36,142


                           $31,097  $31,093   $54,999    $55,109  $57,281   $55,796
                           =======  =======   =======    =======  =======   =======

Weighted average interest
 rate....................     5.89%              5.37%               5.38%
                            ======             ======             =======

(a) At December 31, 1996, the Corporation had no available-for-sale corporate notes of one issuer which were in excess of ten percent of stockholders' equity.


DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

      GENERAL. Retail customer deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Community First derives funds from loan and mortgage-backed securities principal repayments, the sale of loans or participation interests therein and FHLB borrowings. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. In 1993 and early 1994, medium-term, fixed-rate FHLB borrowings were principally used to fund fixed-rate mortgage loan originations retained in the Bank's portfolio and to assist in managing the interest rate risk associated with holding these longer-term financial instruments. During most of 1994, short-term adjustable-rate borrowings were used to fund the origination of primarily three-year adjustable-rate mortgage loans and the purchase of principally adjustable-rate mortgage loans which reprice after five and seven years and medium-term fixed-rate loans. Available liquidity from net deposit inflows and the proceeds from investment and mortgage-backed security repayments and maturities were used by the Bank during 1995 to repay short-term adjustable-rate FHLB advances combined with holding in portfolio three-year adjustable-rate mortgage loan originations and medium-term fixed- and adjustable-rate mortgage loan purchases. Borrowings were also used on a longer-term basis for general business purposes. FHLB advances were obtained, as needed in 1996, to meet the Bank's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Bank emphasized increasing its deposit base by attracting new customers through various promotional activities.

      DEPOSITS. Deposits are attracted primarily from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking accounts, money market accounts, savings accounts, certificates of deposit, retirement savings plans and pension investment accounts. Deposit account terms vary according to the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The Bank attempts to control its cost of funds by emphasizing checking, savings and money market accounts. At December 31, 1996, such accounts totaled $229.4 million, or 41.43%, of the Bank's total deposits.
      While the deregulation of interest rates has allowed the Bank to be more competitive in obtaining funds and given it more flexibility to meet the threat of deposit outflows, it has also resulted in a higher and more volatile cost of funds. During 1993 and early 1994, upon maturity of their certificates of deposit, many customers chose to reinvest the proceeds into savings and money market accounts possessing shorter terms and enhanced liquidity. As market interest rates, however, climbed to a two-year high, some customers chose to withdraw these short-term, liquid funds held in the Bank to seek higher returns in non-bank financial products. Non-bank competition similarly affected the level of certificates of deposit maintained in the Bank and, generally consistent with an industry-wide trend, the Bank experienced declines in certificates of deposit. Total deposits grew 4.9 percent from $527.8 million at December 31, 1995, to $553.6 million at December 31, 1996. The $25.8 million increase resulted from transaction account, savings account, and certificate of deposit growth of $6.2 million, $13.8 million, and $5.8 million, respectively. During 1995, the Bank introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Bank conducted a comprehensive marketing campaign. As a result, a record number of new checking accounts were opened during 1995. The continued promotion of Really Free Checking in 1996 has resulted in an expansion of the Bank's deposit base through attracting new customers and cross-selling other Bank products to existing customers. With a certificate of deposit campaign, coinciding with the checking campaign, the Bank promoted the competitive rates offered on seven and eleven-month certificates, also attracting new customers. In addition, in late 1996, the Bank introduced and heavily promoted a high yield money market savings product. Although the majority of the growth in certificates of deposit and the money market savings products was obtained from external sources, many accounts were also opened by existing customers with transfers of funds from their checking, savings and money market checking accounts.

      Bank management meets weekly to evaluate the internal cost of funds, review a survey of rates offered by major competitors in the market, review the Bank's cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. At the present time, the Bank's primary strategy for attracting and retaining deposits is to emphasize competitive rates which are generally comparable to those offered by other market leaders. This pricing strategy is complemented by the introduction of new deposit products designed to differentiate the Bank from its competition, such as the offering of "Really Free Checking." The Bank does not actively solicit brokered deposits, but does accept brokered deposits at rates appropriate for institutional investors, which are less than the amount paid for retail deposits. At December 31, 1996, the Bank had a total of $100,000 in brokered deposits, or .02% of total deposits.

      The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                             At December 31,
                        --------------------------------------------------------------------------------------
                                   1996                          1995                        1994
                        --------------------------   ----------------------------   --------------------------
                               Percent of  Increase          Percent of  Increase          Percent of Increase
                        Amount  Portfolio (Decrease)  Amount  Portfolio (Decrease)  Amount  Portfolio (Decrease)
                        ------  --------- ----------  ------  --------- ----------  ------  --------- ---------
                                                          (Dollars in Thousands)

Regular savings....... $65,214    11.78%   $(2,376)  $67,590    12.80%   $(4,104)  $71,694   14.29%    $(6,440)
Money market savings... 16,136     2.91     16,136        --       --         --        --      --          --
Consumer checking...... 86,723    15.67      7,092    79,631    15.09     11,269    68,362   13.63       4,570
Commercial checking....  9,324     1.68      1,666     7,658     1.45     (1,553)    9,211    1.83        (476)
Money market checking.. 51,963     9.39     (2,561)   54,524    10.33     (9,884)   64,408   12.84      (4,197)
                        ------ --------     ------    ------   ------     ------    ------  ------      ------
                       229,360    41.43     19,957   209,403    39.67     (4,272)  213,675   42.59      (6,543)

Certificates of
 deposit:
  0.00 - 4.99%......... 37,823     6.83     13,333    24,490     4.64    (100,297) 124,787   24.87      (46,900)
  5.00 - 5.99%.........157,753    28.50      9,970   147,783    28.00      72,103   75,680   15.08       28,063
  6.00 - 6.99%.........126,097    22.78     (2,469)  128,566    24.36      86,363   42,203    8.41       17,260
  7.00 - 7.99%.........  1,153      .21    (14,849)   16,002     3.03      (7,704)  23,706    4.73       (4,872)
  8.00 - 8.99%.........    826      .15       (197)    1,023      .19     (11,599)  12,622    2.52       (8,466)
  9.00 - 9.99%.........    562      .10         13       549      .11      (5,781)   6,330    1.26       (5,692)
 10.00 - 10.99%........     --       --         --        --       --      (2,687)   2,687     .54        2,622
                        ------ --------     ------    ------  -------      ------   ------  ------       ------
                       324,214    58.57      5,801   318,413    60.33      30,398  288,015   57.41      (17,985)
                       ------- --------     ------   -------  -------      ------  -------  ------      --------
Totals............... $553,574 100.00%     $25,758  $527,816   100.00%    $26,126 $501,690  100.00%    $(24,528)
                       ======= ======      =======  =======   ======      ======  =======  ======      ========


      The following table sets forth certain information regarding the Bank's deposit flows for the periods indicated:


                                                     Year Ended December 31,
                                            ------------------------------------
                                               1996          1995          1994
                                               ----          ----          ----
                                                   (Dollars in Thousand )

Beginning balance.......................... $  527,816   $  501,690    $  526,218
Deposits, net of interest credited.........  1,889,523    1,392,217     1,331,298
Withdrawals................................ (1,879,791)  (1,381,961)   (1,369,664)
Interest credited..........................     16,026       15,870        13,838
                                              --------     --------      --------

Ending balance............................. $  553,574   $  527,816    $  501,690
                                              ========     ========      ========

Net increase (decrease).................... $   25,758   $   26,126    $  (24,528)
                                              ========     ========      ========

Percentage increase (decrease).............       4.88%        5.21%        (4.66)%
                                              ========      =======      ========



      The following table sets forth the average balances (based on daily balances) and interest rates for demand deposits and time deposits for the periods indicated.


                                                               Year Ended December 31,
                  -----------------------------------------------------------------------------------
                               1996                        1995                        1994
                  ----------------------------  --------------------------  --------------------------
                      Savings,                    Savings,                    Savings,
                    Checking and  Certificates  Checking and  Certificates  Checking and  Certificates
                    Money Market      of        Money Market       of       Money Market       of
                      Accounts      Deposit       Accounts       Deposit      Accounts       Deposit
                      --------      -------       --------       -------      --------       -------
                                                (Dollars in Thousands)

Average balance....   $217,316     $319,491       $207,635      $310,253      $220,125      $291,989

Average rate paid..       2.50%        5.76%          2.79%         5.80%         2.68%         5.09%



  The following table indicates the amount, at December 31, 1996, of the Bank's certificates of deposit of $100,000 or more by the time period remaining until maturity.


                                                        Certificates
               Maturity Period                          of Deposit
               ---------------                          ----------
                                                       (In Thousands)

               Three months or less..............        $  6,900
               Over three months through six months         7,200
               Over six months through twelve months        8,500
               Over twelve months................          10,200
                                                         --------
                                                         $ 32,800

      The following table presents, by various interest rate categories, the amounts of certificate of deposit accounts at December 31, 1996, maturing during the periods reflected below:


                          0.00-     5.00-    6.00-    7.00-    9.00-                 Percent
                          4.99%     5.99%    6.99%    8.99%   10.99%    Total        of Total
                         -------   -------  -------  -------  ------   -------       --------
                                                 (Dollars in Thousands)
Certificate accounts
maturing in the period
 ending:
June 30, 1997........... $29,589   $74,996  $25,379   $ 426    $   5   $130,395      40.22%
December 31, 1997.......   1,613    31,835   54,938     216       25     88,627      27.33
June 30, 1998...........   3,009    13,915   12,017     440       87     29,468       9.09
December 31, 1998.......     767    11,297   10,033     162       74     22,333       6.89
December 31, 1999.......   1,564    15,484   12,788     209      369     30,414       9.38
December 31, 2000.......     105     3,734    9,685     501       --     14,025       4.33
Thereafter..............   1,176     6,492    1,257      25        2      8,952       2.76
                          ------    ------   ------   -----    -----    -------      -----
                         $37,823  $157,753 $126,097  $1,979    $ 562    $324,214    100.00%
                         =======  ======== ========  ======    =====    ========    ======


      At December 31, 1996, accounts having balances of $100,000 or more totaled $60.8 million representing 10.98% of total deposits.

      INDIVIDUAL RETIREMENT ACCOUNTS AND KEOGH/CORPORATE QUALIFIED PLAN FUNDS. The Bank seeks to attract Individual Retirement Accounts ("IRAs"). In addition to the establishment of an IRA department, the Bank has a Retirement Accounts Product Manager with previous experience in insurance, pension plan design and personal sales. The Bank has maintained its commitment to retirement accounts by developing a professional IRA staff and an extensive record-keeping system to supply necessary customer information as required under current IRA provisions. As of December 31, 1996, the Bank administered 4,173 IRAs and 5 Tax Qualified Retirement Plans totaling $50.8 million, or 9.17%, of all deposits.

      BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank does, however, rely upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's residential mortgage loans. Since mid-1993, borrowings from the FHLB have been an integral component of the Bank's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances grew from $160.6 million at December 31, 1995, to $202.6 million at year-end 1996. Of the outstanding FHLB advances at December 31, 1996, $150.9 million carried a weighted average fixed-rate of 6.08%. Adjustable-rate advances at December 31, 1996, totaled $51.7 million, all of which reprice based upon three-month LIBOR.

      FHLB advances were obtained, as needed in 1995, to meet the Bank's operating needs which included the funding of three-year adjustable-rate mortgage loan originations and the purchase of medium-term fixed- and adjustable-rate residential mortgage loans. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Bank focused its efforts on increasing its deposit base by attracting new customers through various promotional activities. Beginning in February 1995 and after a decrease in short-term rates by the Federal Reserve Bank, customers started to perceive the Bank's offered rates on certificate of deposits as attractive. As a result of changing customer preferences and a competitive campaign to attract new customers, certificates of deposit increased $30.4 million during 1995. As incremental deposits were gathered during the year and funds were available, the Bank repaid its short-term overnight adjustable-rate FHLB advances. Repayment of short-term adjustable-rate FHLB advances has had the effect of minimizing the volatility of the Bank's overall cost of funds. As additional funds were needed throughout the latter part of 1995, fixed-rate medium-term FHLB advances were obtained.

      FHLB advances were obtained, as needed in 1996, to meet the Bank's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Bank emphasized increasing its deposit base by attracting new customers through various promotional activities.

      The FHLB of Indianapolis functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Community First is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.

      The following tables set forth certain information regarding borrowings at the dates and during the periods indicated.

                                                       At December 31,
                                             ------------------------------
                                             1996         1995         1994
                                             ----         ----         ----
Weighted average rate paid on:
  FHLB advances............................  5.97%        6.02%       6.19%


                                                 Year Ended December 31,
                                             ------------------------------
                                             1996         1995         1994
                                             ----         ----         ----
                                                  (Dollars in Thousands)
Maximum amount of borrowings
 outstanding at any month end:
  FHLB advances........................... $203,330     $165,787     $161,143

Approximate average borrowing
 outstanding with respect to:
  FHLB advances............................$176,943     $150,998     $115,106

Approximate weighted average rate paid on:
  FHLB advances............................    6.02%        6.21%        5.41%


SUBSIDIARY ACTIVITIES

      Community First is permitted to invest an amount equal to 5% of its assets in service entities where such entities are authorized to engage in those activities incidental to the conduct of the Bank. As of December 31, 1996, Community First's investment in its subsidiary was $287,000.

      In October 1982, the Bank formed a wholly owned subsidiary, Capitol Consolidated Financial Corporation ("CCFC"), for the purpose of engaging in real estate development activities. Subsequent to its organization CCFC was involved in one real estate development project beginning in 1985 and concluding in 1986, and also was engaged in limited securities investment activities in 1986. CCFC has engaged in no significant activities since May 1986, although in 1986 it did purchase approximately $26,000 of stock in an insurance company, of which it held $17,000 at December 31, 1996. During 1993, the Bank entered into a lease agreement with a third-provider of investment products. The Bank, in 1995 and 1994, respectively, recognized $15,000 and $150,000 of rental income in conjunction with this agreement. In addition, CCFC entered into a brokerage services agreement with the same third-party vendor whereby $15,000 and $53,000 and $29,000 of commissions were received and included in CCFC's income in 1995, 1994 and 1993, respectively. Both the lease and the brokerage services agreement were terminated in 1995. CCFC entered into a brokerage services agreement with another third-party vendor in late 1995. Through the Bank's branch offices, this third-party provides customers seeking alternative non-FDIC insured investment services the opportunity to invest in bonds, mutual funds, stocks, annuities, and other investment products. The offices occupied by the third party are separate and distinct from the Bank's offices, and Bank customers are alerted to the fact that the third party is not affiliated with the Bank, and is not offering deposit or savings accounts insured by the SAIF or the FDIC. In conjunction with the brokerage service agreement, CCFC received $16,000 in commissions in 1996. The Bank also received $27,000 in rental income in 1996 from the third-party. In early 1997, the brokerage services agreement with the third-party vendor was terminated.

      In late 1995, CCFC purchased the Allegan Insurance Agency. No activity was conducted through this agency during 1995 or 1996. In early 1997, a licensed agent was hired to operate the Allegan Insurance Agency. During 1997, the Allegan Insurance Agency will conduct business as Community First Insurance and Investment Services and will offer customers and non-customers the opportunity to invest in non-FDIC-insurance products such as bonds, mutual funds, stocks, annuities, and life insurance.

      SAIF-insured savings associations are required to give the FDIC 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. The FDIC has the authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the association. In addition, savings associations are required to phase-out the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. CCFC's investment activities are not permissible to national banks, but the Bank does not anticipate that any resulting deduction from capital will materially affect its capital for regulatory compliance purposes. See "Item 1. Business -- Regulation of the Bank -- Regulatory Capital Requirements."

KEY OPERATING RATIOS

      Set forth below are certain key operating ratios for the Corporation at the dates and for the periods indicated.

                                                  Year Ended December 31,
                                             ------------------------------
                                             1996         1995         1994
                                             ----         ----         ----

Interest rate spread.......................  2.63%        2.52%        2.69%

Net yield on earning assets................  2.98         2.85         2.98

Return on average equity (net income
  as a percentage of average
  stockholders' equity)....................  8.55        11.47        10.18

Return on average assets (net income
  as a percentage of average  assets)......  0.69         0.92         0.80

Dividend payout ratio...................... 41.28        28.38        30.14

                                                     At December 31,
                                             ------------------------------
                                             1996         1995         1994
                                             ----         ----         ----
Equity to assets ratio (average
stockholders' equity as a percentage
  of average total assets).................  8.06%        8.00%        7.87%


      Additional performance ratios are set forth in the "Five Year Summary of Selected Consolidated Financial Data," incorporated herein by reference to Part II, Item 6 of this Form 10-K. Any significant changes in the current trend of the above ratios are reviewed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to Part II, Item 7 of this Form 10-K.

COMPETITION

      Community First encounters strong competition both in the attraction of deposits and in the origination of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings institutions and credit unions in its market area. As of December 31, 1996, Community First had the largest market share of deposits for financial institutions with corporate headquarters in the greater Lansing area, and the third largest market share of financial institutions with branches or subsidiaries in that market.

      Legislation passed by the U.S. Congress since 1980 and an increasingly sophisticated investing public have dramatically increased competition for deposits between thrift institutions and other types of investments (such as money market mutual funds, Treasury securities and municipal bonds) and increased competition with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and securities firms have entered the market for financial services.

      Community First competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

REGULATION OF THE BANK

      GENERAL. As a Michigan chartered state savings bank with deposits insured by the SAIF, Community First is subject to extensive regulation by the Financial Institutions Bureau and the FDIC. The lending activities and other investments of the Bank must comply with various federal and state regulatory requirements. The Financial Institutions Bureau periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF members. The Bank must file reports with the Financial Institutions Bureau and the FDIC describing its activities and financial condition. Community First is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Corporation is subject to the OTS' regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

      CAPITAL REQUIREMENTS. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card relationships), minus identified losses and minus investments in securities subsidiaries.

      In addition to the leverage ratio, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC risk-weighting system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

      At December 31, 1996, the Bank's ratio of Tier 1 capital to total assets was 7.18%, its ratio of Tier 1 capital to risk-weighted assets was 12.27% and its ratio of total capital to risk-weighted assets was 13.21%.

      DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

      Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation." The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would create federal tax liabilities.

      Under FDIC regulation, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

      SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the FDIC and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and
published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Bank.

      Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the FDIC and the Federal Reserve Board, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, an FDIC insured depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure earnings are sufficient to maintain adequate capital and reserves. Management believes the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the operations of the Bank.

      FEDERAL HOME LOAN BANK SYSTEM. Community First is a member of the FHLB System. The FHLB System consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), as successor in this respect to the Federal Home Loan Bank Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in its FHLB in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the FHLBs. The Bank was in compliance with this requirement at December 31, 1996, with investments in FHLB stock of $10.6 million.

      The FHLBs serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. Long-term advances may be made only for the purpose of providing funds for residential housing finance. As of December 31, 1996, the Bank had $202.6 million in advances from its FHLB.

      LIQUIDITY REQUIREMENTS. Although not required by regulation, Community First maintains average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank also maintains average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. The average daily liquidity and short-term liquidity ratios of the Bank at December 31, 1996, were 8.60% and 4.01%, respectively. A substantial sustained decline in savings deposits could adversely affect the Bank's liquidity which could result in restricted operations and additional borrowings from the FHLB.

      DEPOSIT INSURANCE. The Bank is required to pay assessments to the FDIC based on a percent of its insured deposits for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

      Under the risk-based deposit insurance system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria used under the prompt corrective action regulations. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

      For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $2,214,000 during the quarter ended September 30, 1996.

     The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

      RESTRICTIONS ON CERTAIN ACTIVITIES. Under FDICIA, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

      The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. A bank or subsidiary is considered acting as principal when conducted other than as an agent for a customer, as trustee, or in a brokerage, custodial, advisory or administrative capacity. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

      PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action in the event an FDIC-insured institution fails to meet certain minimum capital requirements. Under FDICIA, as implemented by regulations adopted by the FDIC, an institution is assigned to one of the following five capital categories:

      o well-capitalized -- total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater, leverage ratio of 5% or greater, and no written FDIC directive or order requiring the maintenance of specific levels of capital;

      o adequately capitalized -- total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater, and leverage ratio of 4% or greater (or 3% or greater if the institution's composite rating under the FDIC's supervisory rating system is 1);

      o undercapitalized -- total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of less than 4%, or leverage ratio of less than 4% (or less than 3% if the institution's composite rating under the FDIC's supervisory rating system is 1);

      o significantly undercapitalized -- total risk-based capital ratio of less than 6%, or Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and

      o critically undercapitalized -- ratio of tangible equity to total assets of 2% or less.

      Under FDICIA, an "undercapitalized institution" generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, restrictions on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. At
December 31, 1996, the Bank was classified as "well capitalized" under the FDIC's regulations.

      UNIFORM LENDING STANDARDS. As required by FDICIA, the federal banking agencies adopted regulations effective March 19, 1993 that require banks to adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the banking agencies. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The Bank does not believe that the Interagency Guidelines materially affect its lending activities.

      LIMITS ON LOANS TO ONE BORROWER. The Home Owners' Loan Act ("HOLA") provides that the loans-to- one-borrower limits applicable to national banks apply to savings associations in the same manner and to the same extent. Under these rules, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. HOLA additionally authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus, to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

      FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.4 million of transaction accounts, reserves equal to 3% must be maintained on transaction accounts between $4.4 million and $49.3 million of transaction accounts, and a reserve of 10% must be maintained against transaction accounts above $49.3 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1996, Community First met its reserve requirements.

      MICHIGAN STATE LAW. As a state-chartered savings bank, the Bank is subject to the applicable provisions of Michigan law and the regulations of the Financial Institutions Bureau adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Financial Institutions Bureau. In addition, it is required to make periodic reports to the Financial Institutions Bureau.

REGULATION OF THE CORPORATION

      GENERAL. The Corporation is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

      ACTIVITIES RESTRICTIONS. The Board of Directors of the Corporation presently operates the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a Qualified Thrift Lender within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company.

      If the Corporation were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, the activities of the Corporation and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act, as amended by FIRREA, provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

      Legislation has been recently introduced into the U.S. Congress which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Corporation to engage in certain activities that are currently permitted to the Corporation may be restricted. The Corporation, however, does not believe that it will be required to discontinue any current activity. In addition, such legislation would preclude companies that are engaged in activities not permitted to multiple holding companies from acquiring control of the Corporation. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

      TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

      Savings  associations  are also subject to the  restrictions  contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings association (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the association's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

      Savings associations are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss. 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are generally prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan
                                      37
holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

      The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

      Federal associations may branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may only establish an out-of-state branch under such OTS regulation if (i) the federal association qualifies as a "domestic building and loan association" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

      The Bank Holding Company Act of 1956 specifically authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings association is a permissible activity for bank holding companies, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies.

      A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings association plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the Bank Holding Company Act.

TAXATION

      GENERAL. The Corporation and the Bank currently file a consolidated federal income tax return on a calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

      FEDERAL INCOME TAXATION. Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The percentage of taxable income method was repealed for taxable years beginning after December 31, 1995. For taxable years beginning on or after January 1, 1996, savings institutions will be treated the same as commercial banks. Institutions such as the Bank that are part of a consolidated group with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions in groups with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

      The legislation also requires savings institutions to recapture the excess of their tax bad debt reserves for the last taxable year beginning before January 1, 1996, over their tax bad debt reserves for the last taxable year beginning before January 1, 1988 ("base year"), adjusted downward for any decline in outstanding loans from the base year. This excess will be taken into income over six years, generally for taxable years beginning in 1996, but subject to potential deferral up to two years.

      The base year tax bad debt reserves are generally not subject to recapture, but they are frozen, not forgiven. Earnings that represent amounts appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

      The Corporation's federal income tax returns were audited through December 1992 by the IRS, without material adjustments.

      STATE TAXATION. Under Michigan law, Community First is subject to a "Single Business Tax," a value-added tax for the privilege of doing business in the state of Michigan. The major components of the tax base are: compensation, federal taxable income and depreciation, less the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base for 1996. Community First is also subject to an "Intangibles Tax" of $.10 on each $1,000 of savings deposits for 1996.

      The Bank's state tax returns have been audited through December 1991 by the Michigan Department of Treasury.

      For additional information regarding federal taxes, see Notes 1 and 13 of the Notes to Consolidated Financial Statements in the Annual Report.

PERSONNEL

      As of December 31, 1996, the Bank, including its subsidiaries, had 187 full-time employees and 79 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

      The following table sets forth information regarding the Corporation's and/or the Bank's executive officers.

Name              Age(1)        Position

Robert H. Becker   61          President and Chief Executive Officer of the Corporation and the Bank
John W. Abbott     49          Executive Vice President, Chief Operating Officer, and Secretary of the
                                Corporation and the Bank
Carl C. Farrar     47          Senior Vice President -- Chief Lending Officer of the Bank
Jane M. Judge      35          Vice President -- Director of Human Resources of the Bank
Jack G. Nimphie    47          Senior Vice President -- Director of Operations of the Bank
Sally A. Peters    44          Vice President -- Director of Marketing of the Bank
Holly L. Schreiber 31          Vice President and Treasurer of the Corporation and Vice President
                               -- Chief Financial Officer and Treasurer of the Bank
C. Wayne Weaver    43          Senior Vice President -- Director of Retail Banking of the Bank

----------------
(1)   At December 31, 1996

      The principal occupation of each executive officer of the Corporation and/or the Bank is set forth below.

     ROBERT H. BECKER joined Community First in November 1987 as the President and Chief Executive Officer. Mr. Becker also serves as the Corporation's President and Chief Executive Officer. Mr. Becker began his banking career in 1957, and from 1976 to 1987, Mr. Becker served as President and Chief Executive Officer of MetroBanc located in Grand Rapids, Michigan. Mr. Becker is a past Director of the Federal Home Loan Bank of Indianapolis and a past Chairman of the Michigan League of Savings Institutions. He is also past chair of the Lansing Community College Foundation, a Board member of the Rotary Club of Lansing, and a member of the Finance Committee of the Capital Region Community Foundation.

     JOHN W. ABBOTT joined Community First in February 1989 as the Executive Vice President and Chief Operating Officer. Mr. Abbott also serves as the Corporation's Executive Vice President and Chief Operating Officer. In October 1993, Mr. Abbott also began serving as the Corporation's Secretary. From 1985 until January 1989, Mr. Abbott was Vice President -- Finance of Union Bancorp, Inc., located in Grand Rapids, Michigan, a subsidiary of NBD Bancorp, Inc., and prior to August 1985 he was a C.P.A. with a national accounting firm.

      CARL C. FARRAR joined Community First in March 1994 as Senior Vice President -- Chief Lending Officer. Mr. Farrar began his career in banking in 1965 and from 1991 until joining Community First in March 1994, he worked as a Vice President in Corporate Lending at Huntington National Bank in Columbus, Ohio. From 1988 to 1991, Mr. Farrar served as Senior Vice President -- Chief Lending Officer at Central Trust Company in Columbus, Ohio.

      JANE M. JUDGE joined Community First in May 1995 as Vice President -- Director of Human Resources. Ms. Judge holds a Masters Degree in Labor and Industrial Relations and prior to May 1995 served as manager of human resources for a clinical reference laboratory headquartered in Southfield, Michigan.

      JACK G. NIMPHIE joined Community First in 1971 as a management trainee and became Senior Vice President -- Director of Retail Banking in 1986. In February 1989 he became Senior Vice President -- Director of Banking Operations, and in December 1991 he became Senior Vice President -- Director of Operations and Retail Banking. In October 1996, Mr. Nimphie became Senior Vice President -- Director of Operations of the Bank.

     SALLY A. PETERS joined Community First in February 1994 as Vice President -- Director of Marketing. Prior to February 1994, Ms. Peters, for fifteen years, was responsible for marketing and communications at an insurance company in Lansing, Michigan.
                                      40

     HOLLY L. SCHREIBER joined Community First in July 1993 as Vice President -- Chief Financial Officer. In October 1996, Ms. Schreiber also began serving as the Treasurer of both the Bank and the Corporation. Ms. Schreiber is a C.P.A. and prior to July 1993, she served as an audit manager for KPMG Peat Marwick LLP in Detroit, Michigan.

      C. WAYNE WEAVER joined Community First in 1975 as a management trainee and became Senior Vice President -- Director of Corporate Planning in 1986. In December 1989 he became Senior Vice President -- Director of Retail Banking and Investments, and in December 1991 he became Senior Vice President -- Director of Finance. In October 1993, Mr. Weaver became Treasurer of the Corporation and Senior Vice President -- Director of Corporate Planning and Treasurer of the Bank. In October 1996, Mr. Weaver became Senior Vice President -- Director of Retail Banking of the Bank.

ITEM 2.  PROPERTIES

      Community First owns all of its offices, except as noted. The following table sets forth the location of the Bank's offices, as well as certain additional information relating to those offices as of December 31, 1996.

                                                                Net Book
                                    Year        Approximate     Value at
                                  Facility      Office Area   December 31,
                                   Opened      (Square Feet)    1996 (1)
                                   ------      -------------    --------
Community First Main Office:
112 East Allegan Street
Lansing, Michigan (4)...............1922         46,368       $4,333,732

Branch Offices:
101 East Lawrence Street
Charlotte, Michigan.................1981          1,700          214,321

6333 West St. Joseph Street
Delta Township, Michigan............1986          1,200          404,665

250 East Saginaw Street
East Lansing, Michigan..............1977          2,100          429,665

401 South Bridge Street
Grand Ledge, Michigan...............1966          1,700          369,989

4440 West Saginaw Street
Lansing, Michigan...................1977          2,100          467,669

6510 South Cedar Street
Lansing, Michigan (2)...............1974          3,000          567,777

606 West Columbia Street
Mason, Michigan.....................1971          1,700          163,958

2119 Hamilton Road
Okemos, Michigan (9)................1961          2,500          234,528




                                                                Net Book
                                    Year        Approximate     Value at
                                  Facility      Office Area   December 31,
                                   Opened      (Square Feet)    1996 (1)
                                   ------      -------------    --------

301 North Clinton Avenue
St. Johns, Michigan.................1978          2,700          403,674

225 West Grand River Avenue
Williamston, Michigan...............1978          1,500           95,361

121 West Allegan Street
Lansing, Michigan (3)...............1922         16,800          422,623

5620 Pennsylvania Avenue
Lansing, Michigan...................1970          1,250          126,347

100 North Dexter Street
Ionia, Michigan.....................1975          1,248          121,458

709 S. U.S. 27
St. Johns, Michigan.................1981          1,454          246,572

2285 W. Grand River
Okemos, Michigan (9)................1976          1,200          164,854

2801 E. Grand River
Lansing, Michigan...................1978          1,454          182,229

5610 W. Saginaw Street
Lansing, Michigan (5)...............1991          4,158          464,027

13007 S. U.S. 27
DeWitt, Michigan....................1994          2,420        1,181,131

515 E. Grand River Avenue, Suite E
East Lansing, Michigan (6)..........1996          2,500          110,603

4815 Okemos Road
Okemos, Michigan (7)................              2,635           45,000

Ledges Commerce Park, Unit 2A
Grand Ledge, Michigan (8)...........                             198,635

(1) Represents the book value of land, building, fixtures, equipment and furniture at the premises and owned or leased by the Bank.
(2) Building has a second floor with an additional 2,200 square feet rented as office space.
(3) This office was closed effective May 1, 1992, and is currently held for future expansion and offers for interim rental are considered.
(4) This location has attached buildings with an additional 2,444 square feet rented as retail space. (5) Branch office was closed effective December 1, 1996, and was held for sale as of December 31, 1996.

                                            (footnotes continued on next page)

(6) Branch office was opened April 29, 1996. Property is leased and net book value at December 31, 1996, represents building improvements and furniture and equipment.
(7) Net book value at December 31, 1996, represents an earnest deposit made on the purchase of a branch office at said location. The Bank has committed to purchase this property for $900,000. The transaction is expected to close in March 1997.
(8) Net book value at December 31, 1996, represents the purchase price of land which is held for future development of a branch office.
(9) These two locations will be sold in 1997. The offices will be relocated and consolidated into the purchased location at 4815 Okemos Road described in
    (7) above.

      The net book value of the Bank's investment in premises and equipment totaled $11.0 million at December 31, 1996. For additional information regarding the Bank's premises and equipment, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

      There are various claims and lawsuits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Management of the Corporation and the Bank does not consider any of these legal proceedings material to the Corporation's or the Bank's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK

      The Corporation's common stock is traded on the NASDAQ National Market System. The trading symbol is CFSB. As of February 28, 1997, there were approximately 1,205 stockholders of record which does not include stockholders holding their stock in street name or nominee's name.

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

      The following table summarizes quarterly stock prices and dividends declared for:

                                          1996                                1995
                               -------------------------------------------------------------------
                                                     DIVIDENDS                            Dividends
                             HIGH     LOW     CLOSE  DECLARED    High     Low      Close  Declared
                             ----     ---     -----  --------    ----     ---      -----  --------
Quarter:
  First                   $21 7/8   $18 1/8  $19 1/2   $0.10   $17      $13 3/8   $16 5/8   $0.09
  Second                   20        17 3/4   18 7/8    0.11    17 3/8   16 1/8    16 1/2    0.09
  Third                    19 1/2    17 3/4   18        0.12    20 1/2   16 1/8    18 5/8    0.10
  Fourth                   20 3/4    18       19 1/2    0.12    19 1/2   17 3/4    19 1/2    0.10
                           -----------------------------------------------------------------------
Year                      $21 7/8   $17 3/4  $19 1/2   $0.45   $20 1/2  $13 3/8   $19 1/2   $0.38

      On August 20, 1996, the Corporation's Board of Directors declared a 10 percent stock dividend payable on September 12, 1996, to stockholders of record on August 30, 1996. In addition, on September 19, 1995, the Corporation's Board of Directors declared a 10 percent stock dividend payable on October 13, 1995, to stockholders of record on September 30, 1995. As a result, per share amounts have been restated for all periods to reflect the stock dividends.

     For information regarding restrictions on the payments of dividends, see "Item 1. Business -- Regulation - - Dividend Restrictions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA

At and For the Years Ended December 31,     1996     1995      1994     1993    1992
                                            ----     ----      ----     ----    ----
SUMMARY OF FINANCIAL CONDITION:
                                              (Dollars in Thousands, Except Per Share Data)

Total assets                             $829,800  $761,418  $727,243 $669,910  $633,872
Interest-earning deposits                  15,270    22,654    10,524   11,639    25,289
Investment securities, net                 31,093    55,109    88,712  142,736   162,407
Mortgage-backed securities, net            27,221    35,156    66,151  107,712   113,925
Loans receivable, net                     717,715   610,284   518,591  374,658   297,488
Deposits                                  553,574   527,816   501,690  526,218   560,428
FHLB advances                             202,639   160,649   160,351   77,830    13,334
Stockholders' equity                       62,470    62,743    55,607   54,835    49,277
SUMMARY OF OPERATIONS:
Interest income                          $ 57,402  $ 53,621  $ 47,080 $ 44,644  $ 51,715
Interest expense                           34,498    33,188    26,978   25,771    33,036
                                         --------  --------  -------- --------  --------
Net interest income before provision
  for loan losses                          22,904    20,433    20,102   18,873    18,679
Provision for loan losses                     240       240       240      240       240
                                        --------- --------- --------- --------  --------
Net interest income after provision
  for loan losses                          22,664    20,193    19,862   18,633    18,439
Other income                                4,242     3,966     2,349    5,678     5,274
General and administrative expenses        15,669    14,427    14,473   14,672    15,335
FDIC special assessment                     3,355       --         --       --        --
                                        --------- --------- --------- -------- ---------
Income before federal income tax
expense and cumulative effect of
  accounting change                         7,882     9,732     7,738    9,639     8,378
Federal income tax expense                  2,435     2,929     2,149    2,947     3,090
                                        --------- --------- --------- -------- ---------
Income before cumulative effect of
  accounting change                         5,447     6,803     5,589    6,692     5,288
Cumulative effect of change in
 accounting for postretirement
 benefits                                     --         --        --     (436)       --
                                        --------- --------- --------- --------- --------
Net income                              $   5,447 $   6,803 $   5,589 $   6,256 $  5,288
                                        ========= ========= ========= ========= ========

PER SHARE DATA: (1)
Primary earnings:
  Before cumulative effect of
  accounting change                      $   1.09  $   1.35  $   1.09  $   1.31 $   1.05
  Net income                                 1.09      1.35      1.09      1.22     1.05
Fully diluted earnings:
  Before cumulative effect
    of accounting change                     1.09      1.35      1.09      1.30     1.04
  Net income                                 1.09      1.35      1.09     1.21      1.04
Stockholders' equity                        13.27     12.80     11.40    11.12     10.01

RATIOS AND OTHER DATA:
Interest rate spread                         2.63%     2.52%     2.69%    2.71%     2.56%
Net yield on average earning assets          2.98      2.85      2.98     3.04      2.92
Return on average assets                     0.69      0.92      0.80     0.96      0.81
Return on average stockholders' equity       8.55     11.47     10.18    12.02     11.27
Average earning assets to average
  interest-bearing liabilities             107.78    107.23    107.41   107.92    106.87
Efficiency ratio                            58.13     60.73     64.51    66.33     70.18
General and administrative expenses
  to average assets                          1.98      1.95      2.08     2.25      2.35
Stockholders' equity to total assets         7.53      8.24      7.65     8.19      7.77
Nonaccruing loans and real estate owned
  to total assets                            0.24      0.08      0.44     0.83      1.13
Dividend payout ratio                       41.28     28.38     30.14    21.43     19.02
Number of full-service offices                 18        18        18       18        19

(1) The financial information for per share amounts has been restated to reflect the ten percent stock dividend declared August 20, 1996, as well as previous stock dividends paid in 1995 and 1994 and stock splits distributed in 1993 and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

      CFSB Bancorp, Inc. (Corporation) is the holding company for Community First Bank (Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank. The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing, Michigan area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and the southwest corner of Ionia County. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to originate loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

      Net income for the year ended December 31, 1996, was $5.4 million, or $1.09 per fully diluted share, compared to $6.8 million, or $1.35 per fully diluted share, for 1995, a net decrease of $1.4 million. Earnings were significantly impacted by a non-recurring, pre-tax charge of $3.4 million resulting from federal legislation to recapitalize the Federal Deposit Insurance Corporation's (FDIC) Savings Association Insurance Fund (SAIF). As a result of this charge, 1996 after-tax earnings were reduced $2.2 million, or $0.44 per fully diluted share.

      Pre-tax core earnings for 1996, which exclude the special deposit insurance assessment and net gains on asset sales, increased 22 percent over 1995 pre-tax core earnings. Principally accounting for the increase in pre-tax core earnings between years was significant growth in the Corporation's net interest margin and improved fee income partially offset by increased 1996 general and administrative expenses and a non-recurring gain recognized in 1995 on the sale of real estate owned.

      The following table reconciles net income to pre-tax core earnings:

                                              1996           1995
                                              ----           ----
                                                (In Thousands)

Net income                                $  5,447      $ 6,803
Federal income tax expense                   2,435        2,929
Net gains on loan and security sales          (192)         (56)
Gain on sale of real estate owned               --         (587)
FDIC special assessment                      3,355           --
                                          --------     --------
Pre-tax core earnings                      $11,045      $ 9,089
                                           =======      =======

      Net income for 1996 represents a return on average assets of 0.69 percent, a decrease from 0.92 percent for 1995 and a return on average stockholders' equity of 8.55 percent compared to 11.47 percent for 1995. The Corporation's efficiency ratio, or recurring operating expenses over recurring operating revenues, was 58.1 percent for the year ended December 31, 1996, an improvement from 60.7 percent for the year ended December 31, 1995.

NET INTEREST INCOME

      The most significant component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, mortgage-backed securities, investment securities and other earning assets, and interest paid on deposits and FHLB advances. This amount, when divided by average earning assets, is referred to as the net yield on average earning assets. Net interest income and net yield on average earning assets are directly impacted by changes in volume and composition of earning assets and interest-bearing liabilities, market rates of interest, the level of nonperforming assets, demand for loans, and other market forces.

ANALYSIS OF NET INTEREST INCOME

      The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income from average earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on average interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net yield on average earning assets. Average balances are based on daily average balances.

Years Ended December 31,          1996                        1995                         1994
                                INTEREST                    Interest                     Interest
                       AVERAGE   EARNED   YIELD/   Average   Earned/   Yield/   Average   Earned/   Yield/
                       BALANCE    PAID    RATE     Balance    Paid     Rate     Balance    Paid     Rate
                       -------    ----    ----     -------    ----     ----     -------    ----     ----
                                              (Dollars in Thousands)

EARNING ASSETS:
Loans receivable(1)   $674,437   $51,612  7.65%   $566,249  $44,449    7.85%   $458,896   $35,495   7.73%
Mortgage-backed
  securities            30,714     2,342  7.62      60,789    4,188    6.89      81,465     4,449   5.46
Investment securities   38,848     2,189  5.63      71,191    3,862    5.43     117,237     6,424   5.48
Interest-earning
  deposits with FHLB
  and other depository
  institutions          14,598       465  3.18       9,122      374    4.10       8,762       302   3.45
Other                   10,680       794  7.44       9,918      748    7.55       7,356       410   5.58
                       -------   -------  ----     -------   ------    ----     -------    ------   ----
  Total earning assets 769,277    57,402  7.46     717,269   53,621    7.48     673,716    47,080   6.99
                       =======   =======  ====     =======   ======    ====     =======    ======   ====
INTEREST-BEARING LIABILITIES:
Savings, checking,
  and money
  market accounts(2)   217,316     5,435  2.50     207,635    5,802    2.79     220,125     5,896   2.68
Certificates of
  deposits(2)          319,491    18,403  5.76     310,253   18,008    5.80     291,989    14,860   5.09
FHLB advances          176,943    10,660  6.02     150,998    9,378    6.21     115,106     6,222   5.41
   Total interest-
     bearing
     liabilities       713,750    34,498  4.83     668,886   33,188    4.96     627,220    26,978   4.30
                       =======    ======  ====     =======   ======    ====     =======    ======   ====
Excess earning assets $ 55,527                    $ 48,383                     $ 46,496
                      ========                    ========                     ========
Net interest income              $22,904                    $20,433                       $20,102
                                 =======                    =======                       =======
Interest rate spread (3)                  2.63%                        2.52%                        2.69%
                                          ====                         ====                         ====
Net yield on average
  earning assets (4)                      2.98%                        2.85%                        2.98%
                                          ====                         ====                         ====
Average earning assets
  to average interest-
  bearing liabilities   107.78%                     107.23%                     107.41%
                        ======                      ======                      ======

(1)The average balance for loans receivable includes average balances for nonaccrual loans. The amortization of loan fees, net of capitalized costs, is included as an adjustment to yield but does not significantly affect the yield calculation.

(2)Interest expense includes the cost of the Bank's interest rate exchange agreements.

(3)Represents the weighted average yield on earning assets for the year less the weighted average cost of interest-bearing liabilities for the year.

(4)Net interest income divided by average outstanding balances of earning assets.

   The following table presents information concerning yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net yield on earning assets at the dates and for the periods indicated. Yields and costs for the period were computed using daily average balances.

Year Ended December 31,          1996              1995                1994
                                 ----              ----                ----
                           FOR THE  END OF   For the  End of   For the    End of
                            YEAR     YEAR     Year     Year     Year       Year
                            ----     ----     ----     ----     ----       ----

WEIGHTED AVERAGE YIELD:
Loans receivable (1)        7.65%   7.60%    7.85%    7.75%     7.73%     7.69%
Mortgage-backed securitie   7.62    7.82     6.89     7.86      5.46      6.84
Investment securities       5.63    5.89     5.43     5.37      5.48      5.48
Interest-earning deposits
  with FHLB and other
  depository institutions   3.18    4.93     4.10     4.92      3.45      4.76
Other                       7.44    7.55     7.55     7.61      5.58      6.73
                            ----    ----     ----     ----      ----      ----
Total earning assets        7.46    7.47     7.48     7.49      6.99      7.27
                            ====    ====     ====     ====      ====      ====

WEIGHTED AVERAGE COST:
Savings, checking, and
  money market accounts(2)  2.50    2.65     2.79     2.76      2.68      2.88
Certificates of deposit(2)  5.76    5.73     5.80     5.97      5.09      5.35
FHLB advances               6.02    5.97     6.21     6.02      5.41      6.19
                            ----    ----     ----     ----      ----      ----
   Total interest-bearing
     liabilities            4.83    4.86     4.96     5.00      4.30      4.76
                            ====    ====     ====     ====      ====      ====
Interest rate spread(3)     2.63%   2.61%    2.52%    2.49%     2.69%     2.51%
                            ====    ====     ====     ====      ====      ====
Net yield on earning
  assets(4)                 2.98%   2.95%    2.85%    2.81%     2.98%    2.77%
                            ====    ====     ====     ====      ====     ====

(1)The amortization of loan fees, net of capitalized costs, is included as an adjustment to yield but does not significantly affect the yield calculation.
(2)Includes the effect of the applicable interest rate exchange agreements.
(3)Represents the weighted average yield on earning assets less the weighted average cost of interest-bearing liabilities.
(4)Net yield on earning assets for the period represents net interest income divided by average earning assets. Net yield on earning assets at the period represents net interest income computed using the end of period balance and rate, divided by earning assets at the end of the period.

      Net interest income before provision for loan losses was $22.9 million during 1996, a $2.5 million increase from $20.4 million during 1995. Net interest income was positively affected by lower deposit rates in 1996 and strong growth in earning assets. The Corporation's net yield on average earning assets was 2.98 percent for 1996, an improvement from 2.85 percent for 1995. A shift in the composition of average earning assets from lower yielding, more liquid assets toward higher earning, longer term assets also contributed to an improved net interest margin. Average loans receivable were $674.4 million in 1996 representing growth of 19.1 percent over average loans receivable of $566.2 million in 1995. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the
Corporation's  portfolio.   Because  the  Corporation  is  liability  sensitive,
pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise.

      The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, refinancings, and sales and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during the first quarter of 1996 resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, most of which were originated for sale in the secondary market. As the slope of the yield curve began to steepen in the subsequent quarters, customer preferences in the Corporation's local market again favored adjustable-rate mortgage loans. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

      The following table presents the dollar amount of changes in interest income and interest expense for major components of earning assets and
interest-bearing   liabilities,   distinguishing   between  changes  related  to
outstanding balances and changes due to interest rates. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (i.e., changes in rate multiplied by prior volume); and (ii) changes in volume (i.e., changes in volume multiplied by prior rate). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

Year Ended December 31,             1996 vs. 1995                1995 vs. 1994
-----------------------             -------------                -------------
                             Increase (Decrease) Due to     Increase (Decrease) Due to
                             Volume     Rate     Total      Volume     Rate     Total
                             ------     ----     -----      ------     ----     -----
                                                    (In Thousands)

INTEREST INCOME:
Loans receivable             $ 8,319  $(1,156)  $ 7,163    $ 8,397  $  557   $ 8,954
Mortgage-backed securities    (2,251)     405    (1,846)    (1,275)  1,014      (261)
Investment securities         (1,811)     138    (1,673)    (2,503)    (58)   (2,561)
Interest-earning deposits
  with FHLB and other
  depository institutions        188      (97)       91         13      59        72
Other                             57      (11)       46        168     170       338
                             -------  -------   -------    ------- -------   -------
      Total interest income    4,502     (721)    3,781      4,800   1,742     6,542
                             =======  =======   =======    ======= ======    =======

INTEREST EXPENSE:
Savings, checking, and money
  market accounts                259     (626)     (367)     (336)     242       (94)
Certificates of deposit          522     (127)      395       975    2,174     3,149
FHLB advances                  1,575     (293)    1,282     2,141    1,015     3,156
                             -------  -------   -------   -------  -------   -------
      Total interest expense   2,356   (1,046)    1,310     2,780    3,431     6,211
                             =======  =======   =======   =======  =======   =======
Net interest income          $ 2,146  $   325   $ 2,471   $ 2,020  $(1,689)  $   331
                             =======  =======   =======   =======  =======   =======

PROVISION FOR LOAN LOSSES

      The allowance for loan losses, established through provisions for losses charged to expense, is increased by recoveries of loans previously charged off and reduced by charge-offs of loans. The provision for loan losses was $240,000 during both 1996 and 1995.

      The Corporation maintains the allowance for loan losses at a level determined to be adequate by management based on a review of the loan portfolio. While management uses available information to determine the allowance for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans. Such agencies may require the Corporation to record additions to the allowance based on their judgments about information available to them at the time of their examination.

      For more information on the Corporation's allowance for loan losses and activity therein, reference is made to "Asset Quality."

OTHER INCOME

      Other income, a significant component of the Corporation's earnings, was $4.2 million for the year ended December 31, 1996, an increase of $276,000 compared to $4.0 million for the year ended December 31, 1995. During 1995, the Corporation introduced several highly competitive checking account programs, and as a result, the Corporation has since opened a record number of new accounts. Growth in other income resulted principally from $769,000 more deposit fees assessed on a higher level of transaction account activity. Although offset in part by lower-of-cost or market adjustments on loans intended for sale in the secondary market, increased gains on loan sales, including the impact of adopting Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 (SFAS 122), also contributed to the higher level of other income. Partially offsetting these increases in other income were decreased servicing income resulting from lower balances of loans serviced for other parties and the amortization of capitalized mortgage servicing costs. In addition, a $587,000 non-recurring gain on the sale of real estate owned was recognized in 1995. A gain on the redemption of an equity security and non-recurring distributions on equity investments in 1996 were substantially offset by net losses on the sales of investment securities during the year.

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

      The ongoing impact of SFAS 122 will depend upon demand in the Corporation's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The Corporation capitalized $234,000 of originated mortgage servicing rights during 1996, of which $43,000 has been amortized. No valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of December 31, 1996. The balance at December 31, 1996, of loans sold during the year was $30.1 million.

GENERAL AND ADMINISTRATIVE EXPENSES

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

      The Deposit Insurance Fund Act of 1996 (DIFA) was enacted on September 30, 1996, and this legislation addressed the inadequate funding of the SAIF. In order to recapitalize the SAIF, DIFA imposed a one-time assessment on all thrift institutions. The Bank's pre-tax assessment was $3.4 million and this non-recurring charge was recognized in the third quarter of 1996. DIFA also addressed the funding for the Financing Corporation (FICO) bonds. Thrifts will pay 6.4 basis points per $100 of domestic deposits from January 1, 1997, to December 31, 1999. From January 1, 2000, until the FICO bonds are retired in 2019, the estimated assessment to retire the FICO bonds is expected to be 2.5 basis points per $100 of domestic deposits. Based upon this legislation, the Bank's assessment is expected to decline 70 percent, or $800,000, in 1997.

      DIFA proposed the BIF and SAIF be merged on January 1, 1999, provided no insured depository institution is a savings association on that date. DIFA also directed the Treasury Department to present recommendations to Congress for establishment of a common depository institution charter by March 31, 1997.

      Excluding the FDIC special assessment of $3.4 million, general and administrative expenses were $15.7 million for 1996, up $1.3 million compared to $14.4 million for 1995. Compensation and fringe benefits expense rose $204,000 between periods as a result of upward merit-based salary adjustments, an increased provision for the management incentive program, and increased employment taxes on a higher compensation base partly offset by the effect of fewer full-time equivalent employees. Furniture and equipment depreciation increased $374,000, or 48 percent, over 1995 primarily as a result of accelerating the depreciation on computer equipment to more closely reflect the estimated remaining lives of this equipment. Postage expense rose in 1996 as a result of an increased number of accounts and more frequent statement renderings for savings accounts. Also, the increased telephone expense reflects customer usage of the 800 numbers for the Integrated Voice Response System and the Customer Service Center. During 1996, the Corporation opened a new branch office adjacent to Michigan State University's campus and introduced its MoneyCard to its current ATM customer base. This card serves as both an ATM card and a debit card allowing customers to make direct withdrawals from their checking accounts when making purchases at merchants accepting MasterCard. Costs incurred with the promotion of the branch and the introduction of the MoneyCard are expected to be recovered through the generation of additional fee income in future periods. The 1996 introduction of the Moneycard resulted in debit card embossment and servicing charges not incurred during 1995. Marketing expense also increased over 1995 as the result of the continued promotion of the Corporation's checking account products. In addition, the expanded account base resulted in more operating losses than in the prior year.

FEDERAL INCOME TAX EXPENSE

      Federal income tax expense was $2.4 million for the year ended December 31, 1996, compared to $2.9 million for 1995. The substantial reduction reflects the expected tax benefit on the FDIC special assessment. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate of 34 percent less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995, COMPARED TO THE YEAR
 ENDED DECEMBER 31,1994

      Net income for the year ended December 31, 1995, was $6.8 million, or $1.35 per fully diluted share, compared to $5.6 million, or $1.09 per fully diluted share, for 1994, a net increase of $1.2 million. Partially accounting for this increase in net income was substantially improved fee income and growth in the Corporation's 1995 net interest margin. Although the Corporation's cost of funds rose at a more rapid rate than the yields on its earning assets during 1995 as compared to 1994, the impact on the Corporation's net interest margin was more than offset by growth in earning assets. In addition, the 1995 provision for real estate owned was comparably lower and a significant non-recurring gain on the sale of real estate owned was recognized during the year. The comparability of net earnings was also significantly influenced by the Corporation's effective tax rate of 30.1 percent in 1995 compared to 27.8 percent a year earlier. The increase in the effective tax rate is the result of accounting for changes in the Corporation's tax reserves under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) partly offset by the use in 1995 of low-income housing tax credits. Net income for 1995 represents a return on average assets of 0.92 percent, an increase from 0.80 percent for 1994 and a return on average stockholders' equity of 11.47 percent compared to 10.18 percent for 1994. The Corporation's efficiency ratio, or recurring operating expenses over recurring operating revenues, was 60.7 percent for the year ended December 31, 1995, an improvement from 64.5 percent for the year ended December 31, 1994.

      Core earnings, or pre-tax earnings less non-recurring items, were $9.1 million in 1995 compared to $7.7 million in 1994, an increase of 17.6 percent. The following table reconciles net income to pre-tax core earnings:

                                               1995       1994
                                               ----       ----
                                               (In Thousands)

Net income                                  $6,803      $5,589
Federal income tax expense                   2,929       2,149
Net gains on loan and security sales           (56)         (9)
Gain on sale of real estate owned             (587)         --
                                            ------    --------
Pre-tax core earnings                       $9,089      $7,729
                                            ======      ======

NET INTEREST INCOME

      Net interest income before provision for loan losses was $20.4 million during 1995, an increase of $331,000, from $20.1 million during 1994. Principally as a result of the flatter yield curve, the Corporation's funding costs rose more rapidly than its yield on earning assets; and accordingly, net interest income was adversely affected. The impact of the interest rate environment was somewhat mitigated by strong growth in earning assets in both 1995 and 1994. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also lessened the effects of the interest rate environment, thus stabilizing net interest income. Average loans receivable were $566.2 million in 1995 representing growth of 23.4 percent over average loans receivable of $458.9 million in 1994. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio. Also favorably affecting net interest income between years was the termination, at a loss of $229,000, in November 1994 of the Corporation's one remaining interest rate exchange agreement with an aggregate notional amount of $15.0 million and a maturity date of December 23, 1996. Amortization of the loss as interest expense totaled $109,000 for 1995 compared to the $568,000 cost of the interest rate exchange agreement in 1994, a decline of $459,000. The Corporation's net yield on average earning assets was 2.85 percent for 1995, a decline from 2.98 percent for 1994. The net yield on average earning assets decreased to 2.81 percent as of December 31, 1995.

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $240,000 during both 1995 and 1994. The Corporation maintains the allowance for loan losses at a level determined to be adequate by management based on a review of the loan portfolio. Factors considered in this review include the historical loss experience, recovery levels of loans previously charged off, the financial condition of the borrowers, the perceived risk exposure among loan types, delinquency rates, present and projected economic conditions as well as other relevant factors.

      While the allowance for loan losses increased to $4.4 million at December 31, 1995, compared to $4.1 million at December 31, 1994, and the Corporation's level of nonperforming assets as a percentage of total assets improved by declining from 0.44 percent at December 31, 1994, to 0.08 percent at December 31, 1995, the allowance for loan losses as a percentage of total loans as of December 31, 1995, declined to 0.69 percent compared to 0.77 percent at December 31, 1994. The ratio of net loan charge-offs (recoveries) to the average loans outstanding during the years ended December 31, 1995 and 1994, was 0.00 percent and (0.01) percent, respectively.

OTHER INCOME

      Other income totaled $4.0 million in 1995 compared to $2.3 million in 1994, a substantial increase of $1.7 million. During the first quarter of 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs, and as a result, the Corporation opened a record number of new checking accounts during the year. The growing customer base produced a correspondingly higher level of transaction account activity and generated $579,000 of incremental fee income in 1995 as compared to 1994. Although the Corporation's practices during 1995 included selling longer-term fixed-rate mortgage loan originations, low levels of sales occurred as customer demand was for primarily adjustable-rate rather than fixed-rate mortgage loans. As a result of the low level of sales, reductions in the portfolio of loans the Corporation services for other parties occurred and adversely impacted loan servicing income. The comparison of other income between years was also impacted by fewer commissions on security sales from the Corporation's third-party provider of alternative investment services and an increase in the level of net non-recurring losses on sales of mortgage-backed securities, the impact of which was more than offset by a reduced provision for real estate owned losses of $445,000 and the recognition of a $587,000 non-recurring gain on the favorable disposition of real estate owned.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $14.4 million for the year ended December 31, 1995, a slight decrease from $14.5 million for the year ended December 31, 1994. During 1994, the Corporation converted to a new computer system with enhanced software and hardware capabilities. Depreciation of the Corporation's computer hardware contributed to $151,000 of increased office occupancy and equipment expense during 1995. In addition, compensation expense rose as a result of inflation and bringing the Corporation's data processing operations in house concurrent with the computer conversion. Primarily resulting from a change in procedures and forms in connection with the conversion, office supplies and printing expense also rose between years. These additional expenses were more than offset by reduced data processing expense which mostly consisted of $525,000 paid to an outside servicer through mid-1994 to manage the Corporation's data processing operations under a facilities management agreement. Other efficiencies and cost reductions were achieved in the areas of real estate taxes, deposit insurance, corporate insurance, Michigan intangibles tax, and single business tax expense. In addition, the use in 1995 of $103,000 more of dividends received on unallocated ESOP shares to reduce the
Corporation's ESOP contribution than in 1994 had a positive impact on compensation and fringe benefits expense. There was also a lower level of net operating losses during 1995 which were substantially offset by fewer environmental recoveries and higher check processing fees. Also affecting the comparability of the two periods were the receipt of rental income from the Corporation's third-party provider of alternative investment services in 1994 but not in 1995 and $206,000 of non-recurring costs incurred during 1994 in connection with the computer conversion. Marketing expense also increased by $210,000 over 1994 principally as the result of the introduction and continued promotion throughout the year of the Corporation's new checking account products.

FEDERAL INCOME TAX EXPENSE

      Federal income tax expense was $2.9 million for the year ended December 31, 1995, compared to $2.1 million for 1994. The increase in federal income tax expense resulted from a higher level of pre-tax earnings combined with an increase in the Corporation's effective tax rate from 27.8 percent for 1994 to
30.1 percent for 1995. SFAS 109 generally requires the Corporation to establish a deferred tax asset related to its provision for losses on loans and real estate and a deferred tax liability for the excess of its tax bad debt reserves over the amount of such reserves as of December 31, 1987 (base year). To the extent the Corporation's loan and mortgage-backed security portfolio subsequently  declined  below  the  base-year  level,  additional  deferred  tax liability was recognized. To the extent the Corporation's loan and mortgage-backed security portfolio increased, this additional liability was reduced. The Corporation's adjusted base-year tax bad debt reserves increased during 1995 to the level of the Corporation's actual base-year tax bad debt reserves. Accordingly, further reductions in the Corporation's deferred tax liability will not result from future growth, if any, in the Corporation's loan and mortgage-backed securities portfolio. The

Corporation's federal income tax expense was favorably impacted in 1995 by the use of $228,000 of low-income housing federal income tax credits.

ASSET QUALITY

      In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). SFAS 114, as amended in October 1994 by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures (SFAS 118), requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. This statement also applies to all loans restructured in troubled debt restructurings involving a modification of terms as well as clarifies that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. The Corporation adopted the provisions of SFAS 114, as amended by SFAS 118, on a prospective basis as of January 1, 1995. Neither the initial adoption nor the ongoing effect of SFAS 114 has had, or is expected to have, a material impact on the financial condition or results of operations of the Corporation.

      Impaired loans as defined by SFAS 114 totaled $554,000 and $0 at December 31, 1996 and 1995, respectively and include one income-producing property loan and three commercial business loans. These loans are included in nonaccrual loans at December 31, 1996. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS 114 does not apply. The Corporation's respective average investment in impaired loans was $559,000 and $0 during 1996 and 1995, respectively. Interest income recognized on impaired loans during 1996 and 1995, totaled $27,000 and $0, respectively. Impaired loans had specific allocations of the allowance for loan losses in accordance with SFAS 114 approximating $150,000 and $0 at December 31, 1996 and 1995, respectively.

      The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan. As of December 31, 1996, the Corporation had no loans which were "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

December 31,                                       1996           1995
------------                                       ----           ----
                                                  (Dollars in Thousands)

Nonaccruing loans:
  One- to four-family residential mortgages      $  892   $   68
  Income-producing property                         359       --
  FHA-partially insured and VA-partially
   guaranteed                                       183      253
  Commercial                                        195       --
  Consumer installment                              158       28
                                                -------   ------
      Total                                      $1,787    $ 349
                                                 ======    =====
      Percentage of total assets                   0.21%    0.05%
                                                =======   ======
Real estate owned:(1)
  One-to four-family residential mortgages       $  205    $ 238
  Construction and development                        7        7
                                               --------   ------
      Total                                      $  212    $ 245
                                                 ======    =====
      Percentage of total assets                   0.03%    0.03%
                                                =======   ======
      Total nonaccruing loans and real estate
       owned                                     $1,999    $ 594
                                                 ======    =====
      Percentage of total assets                   0.24%    0.08%
                                                 ======    =====

(1) Real estate owned includes properties in redemption and acquired through foreclosure.

      The following is a summary of the Corporation's loan and real estate owned loss experience from December 31, 1993, through December 31, 1996. The ratio of net loan charge-offs (recoveries) to the average loans outstanding during the years ended December 31, 1996 and 1995, was 0.01 percent and 0.00 percent, respectively.

                                       Loans        Real Estate     Total
                                       -----        -----------     -----

Balance at December 31, 1993        $3,846,733     $ 167,087    $4,013,820
  Provision for losses                 240,000       565,000       805,000
  Charges against the allowance       (153,263)     (711,937)     (865,200)
  Recoveries                           190,448        55,823       246,271
                                    ----------     ---------    ----------
Balance at December 31, 1994         4,123,918        75,973     4,199,891
  Provision for losses                 240,000       120,000       360,000
  Charges against the allowance        (55,107)      (34,614)      (89,721)
  Recoveries                            54,328        62,218       116,546
                                    ----------     ---------    ----------
Balance at December 31, 1995         4,363,139       223,577     4,586,716
  Provision for losses                 240,000        60,000       300,000
  Charges against the allowance        (76,528)     (187,214)     (263,742)
  Recoveries                            36,983       115,796       152,779
                                    ----------     ---------    ----------
Balance at December 31, 1996        $4,563,594     $ 212,159    $4,775,753
                                    ==========     =========    ==========

      While the $4.6 million allowance for loan losses at December 31, 1996, grew from $4.4 million at December 31, 1995, the allowance for loan losses as a percentage of total loans as of December 31, 1996, declined to 0.62 percent compared to 0.69 percent at December 31, 1995. Nonperforming assets as a percentage of total assets was 0.08 percent at December 31, 1995, and increased slightly to 0.24 percent at December 31, 1996.

      Management believes the current provisions and related allowances for loan and real estate owned losses are adequate to meet current and potential credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

ASSET/LIABILITY MANAGEMENT

      The operating results of the Corporation are dependent, to a large extent, upon its net interest income, which is the difference between its interest income from interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, such as deposits and FHLB advances.

      The Corporation's current asset/liability management objective is to provide an acceptable balance between interest rate risk, credit risk, and maintenance of yield. The principal operating strategy of the Corporation has been to manage the repricing of its interest-sensitive assets and liabilities to reduce the sensitivity of the Corporation's earnings to changes in interest rates. The Corporation generally implemented this strategy by: (i) originating and retaining adjustable-rate mortgages; (ii) originating construction and consumer loans which typically have shorter terms to maturity or repricing than long-term, fixed-rate residential mortgages; (iii) maintaining liquidity levels adequate to allow flexibility in reacting to the interest rate environment; and
(iv) selling upon origination certain long-term, fixed-rate, residential mortgages in the secondary mortgage market.

      The Corporation has used interest rate exchange agreements to manage interest rate exposure on its interest-bearing liabilities. In November, 1994, the Corporation terminated, at a loss of $229,000, its one remaining interest rate exchange agreement with an aggregate notional amount of $15.0 million and a maturity date of December 23, 1996. The deferred loss from the termination of the interest rate exchange agreement totaled $0 and $107,000 at December 31, 1996 and 1995, respectively. Amortization of the loss as interest expense totaled $107,000, $109,000, and $13,000 in 1996, 1995, and 1994, respectively.
During the years ended December 31, 1996, 1995, and 1994, the cost of the Corporation's interest rate exchange agreements was $107,000, $109,000, and $568,000, respectively, and is included as interest expense on deposits.

      The following table sets forth the interest rate sensitivity of the Corporation's interest-earning assets and interest-bearing liabilities at December 31, 1996. One indicator used to measure interest rate risk is the one-year gap which represents the difference between interest-earning assets which mature or reprice within one year and interest-bearing liabilities which mature or reprice within one year. The Corporation's one-year gap was a negative
9.3 percent at December 31, 1996, compared to a negative 7.1 percent at December 31, 1995, and the Corporation's three-to-five-year gap was a negative 1.9 percent at December 31, 1996, compared to a negative 0.6 percent at December 31, 1995. The change in the Corporation's negative gap position between periods is primarily the result of using available liquidity from shorter-term net deposit inflows, the proceeds from maturities and repayments of investment and mortgage-backed securities, and short-term FHLB borrowings to fund the origination of three-year adjustable-rate mortgages and the purchase of medium-term fixed- and adjustable-rate mortgage loans. Fixed-rate loans and mortgage-backed securities are shown on the basis of contractual amortization adjusted for prepayments at rates estimated by available industry sources. Adjustable-rate loans and investment and mortgage-backed securities are determined to reprice at the earlier of maturity, call date or the next contractual repricing date. The allocation of savings, checking, and money market account balances between the various maturity/repricing periods approximates the Corporation's current withdrawal experience. The assumptions used should not be regarded as indicative of the actual prepayments and withdrawals which may be experienced by the Corporation.

      The data presented in the table represents a static measure of assets and liabilities maturing over various time periods. The table does not necessarily indicate the impact of general interest rate movements on the Corporation's net yield, because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Corporation's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times or at different volumes.


Maturity/Rate Sensitivity       0-6      7-12       1-3       3-5      Over 5
At December 31, 1996          Months    Months     Years     Years     Years     Total
--------------------          ------    ------     -----     -----     -----     -----
                                                    (Dollars in Thousands)
ASSETS:
  First mortgage loans     $116,917   $ 82,094   $230,733   $103,471  $129,298  $662,513
  Second mortgage and
   other loans               38,353      4,971      8,176      4,497     3,769    59,766
  Mortgage-backed securities 13,909      2,100      6,261      4,622        --    26,892
  Investment securities      10,011     19,086        --       2,000        --    31,097
  Other                      15,270         --        --         --         --    15,270
                           --------   --------   --------   --------  --------  --------
    Interest-earning assets 194,460    108,251    245,170    114,590   133,067   795,538
                           --------   --------   --------   --------  --------  --------
  Non-interest earning
   assets                                                                         34,262
                           --------   --------   --------   --------  --------  --------
    Total assets                                                                $829,800
                                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Savings                     6,514      5,867     10,043      8,126    34,664    65,214
  Money market savings       16,136                                               16,136
  Checking                   14,714     11,692     24,188      6,474    14,371    71,439
  Money market checking      16,887      5,257      2,984     26,835        --    51,963
  Certificates of deposit   137,044     84,082     80,111     21,940     1,037   324,214
  Advances from Federal                                                                0
    Home Loan Bank           57,983     20,438     98,548     21,882     3,788   202,639
                            -------    -------    -------    -------   -------  --------
    Interest-bearing
     liabilities            249,278    127,336    215,874     85,257    53,860   731,605
                            -------    -------    -------     ------    ------  --------
  Stockholders' equity
    and non-interest
    bearing liabilities                                                           98,195
                            -------    -------    -------     ------    ------  --------
    Total liabilities and
      stockholders' equity                                                      $829,800
                            =======    =======    =======     ======    ======  ========
RATE SENSITIVITY GAP AND RATIOS:
  Gap for period (interest-
    earning assets less
    interest-bearing
    liabilities)           $(54,818)  $(19,085)  $ 29,296   $ 29,333  $ 79,207  $ 63,933
                           --------   --------   --------   --------  --------  --------
  Cumulative gap           $(54,818)  $(73,903)  $(44,607)  $(15,274) $ 63,933        --
                           ========   ========   ========   ========  ========  ========
  Gap as a percentage of
    interest-earning assets   -6.89%     -2.40%      3.68%      3.69%     9.96%     8.04%
                           --------   --------   --------   --------  --------  --------
  Cumulative gap as a
    percentage of interest-
    earning assets            -6.89%     -9.29%     -5.61%     -1.92%      8.04%      --
                           ========   ========   ========   ========  ========= ========
  Cumulative gap at
    December 31, 1995         -3.26%     -7.05%      2.34%     -0.63%      7.98%      --
                           ========   ========   ========   ========  ========= ========

LIQUIDITY AND CAPITAL RESOURCES

      Total assets rose to $829.8 million at December 31, 1996, an increase of $68.4 million, or 9.0 percent, from $761.4 million at December 31, 1995.

      The Corporation's regulatory liquidity ratios at December 31, 1996, and December 31, 1995, were 8.6 percent and 12.7 percent, respectively. The Corporationanticipates it will have sufficient funds available to meet current commitments either through operations, deposit growth, or borrowings from the FHLB. At December 31, 1996, the Corporation had total outstanding mortgage loan commitments of $19.3 million of which $13.4 million were for adjustable-rate loans and $5.9 million were for fixed-rate loans. The interest rate on fixed-rate loans generally is not determined until the approximate closing date. Loans in process at year-end 1996 totaled $18.1 million and primarily represented undrawn funds on adjustable- and fixed-rate construction loans of $16.8 million and $1.3 million, respectively. In addition at year end, there were $798,000 of commitments to make consumer and commercial business loans. The Corporation also had commitments to extend adjustable-rate home equity lines of credit in the amount of $32.9 million at December 31, 1996. There were additionally $2.1 million of loans in process or undrawn lines of credit on installment and commercial business loans as of December 31, 1996. The
Corporation had no firm commitments to purchase mortgage loans and had commitments to sell $1.3 million of fixed-rate, residential mortgage loans at December 31, 1996. Approximately $2.6 million of one- to four-family residential, fixed-rate mortgage loans was held for sale at December 31, 1996, with a weighted average interest rate of 7.3 percent.

LENDING

      Loans receivable increased $107.4 million, or 17.6 percent, to $717.7 million at December 31, 1996, from $610.3 million at December 31, 1995.

      The Corporation originated $226.6 million of loans during 1996, a substantial increase from $151.6 million during 1995. The volatility of the interest rate environment during 1996 resulted in significant loan demand. As rates moved lower during 1996, customers sought to refinance their mortgages and as market rates edged upward, customers sought to secure mortgage loans with favorable interest rates. As a result of more refinancings and in general, greater origination activity, principal repayments on loans were higher. The Corporation received principal repayments on loans of $118.0 million during 1996 compared to $84.2 million during 1995. The following schedule sets forth the Corporation's loan originations for 1996 and 1995.

                                                   1996       1995
                                                   ----       ----
                                                (Dollars in Thousands)
FIXED-RATE:
  One- to four-family residential               $ 36,990  $ 18,507
  Income-producing                                   758       337
  FHA-insured and VA-partially guaranteed            217       141
  Construction and development:
    One- to four-family residential                8,456       856
    Income-producing                                  --       314
  Commercial                                         634       568
  Consumer                                        18,706    12,788
                                                --------  --------
                                                  65,761    33,511
ADJUSTABLE-RATE:
  One- to four-family residential                 68,063    40,183
  Income-producing                                   610     4,380
  Construction and development:
    One- to four-family residential               50,889    47,784
    Income-producing                              18,630     9,052
  Commercial                                       3,049     2,566
  Second mortgage                                     --        60
  Consumer                                        19,600    14,015
                                                --------  --------
                                                 160,841   118,040
                                                --------  --------
  Total originations                            $226,602  $151,551
                                                ========  ========

      During the years ended December 31, 1996 and 1995, the Corporation sold primarily fixed-rate loans aggregating $32.0 million and $14.8 million, respectively. The level of loan sales is partially a function of the interest rate environment. When the spread between fixed and adjustable mortgage interest rates was relatively wide in the first half of 1995, mortgage loan originations reflected customer preferences in the Corporation's market area for adjustable-rate loans which are retained in the Corporation's portfolio. In the first half of 1996, however, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there has been a higher level of sales in 1996.

      During  the  years  ended  December  31,  1996 and 1995,  the  Corporation purchased from an unaffiliated financial institution $31.7 million and $42.0 million, respectively of loans consisting of one- to four-family residential, fixed- and adjustable-rate, medium-term mortgage loans. The Corporation purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability and the Corporation's liquidity position.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

      In November 1995, the FASB issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide). The Guide permitted an institution to reassess the appropriateness of the classifications of all securities held at the time and account for any resulting reclassifications at fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Corporation, in order to allow further flexibility in future asset/liability management decisions relating to securities, reclassified $18.1 million of corporate notes and U.S. Treasury securities from a held-to-maturity classification to an available-for-sale classification with unrealized pre-tax losses of $103,000 on these securities recorded as a negative adjustment to stockholders' equity.

      At December 31, 1995, investment and mortgage-backed securities available for sale included unrealized net gains of $109,000 reported net of $37,000 of federal income tax expense. Throughout the latter part of 1996, market interest rates generally fell which favorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At December 31, 1996, investment and mortgage-backed securities available for sale included unrealized net gains of $325,000 reported net of $110,000 of federal income tax expense as a separate component of stockholders' equity. The Corporation had no investment or mortgage-backed securities classified as trading securities as of December 31, 1996.

      Included in the composition of the Corporation's earning assets at December 31, 1996, were $27.2 million of mortgage-backed securities, an $8.0 million, or 22.6 percent decline from the $35.2 million held at December 31, 1995. The relatively low interest rate environment of early 1996 led to a more predominant refinance market and resulted in acceleration of principal repayments on the mortgage loans underlying these securities. While average outstanding balances of mortgage-backed securities were twice as high in 1995, principal repayments and maturities of $8.2 million in 1996 outpaced the rate of repayments during 1995. The level of repayments for 1995 was $12.3 million. The Corporation did not purchase any mortgage-backed securities during the years ended December 31, 1996 or 1995. During 1996, there were no sales of mortgage-backed securities, but during 1995, $19.6 million of available-for-sale mortgage-backed securities were sold. Gross gains and gross losses of $9,000 and $51,000, respectively were recognized on those sales. The approximate fair value of the mortgage-backed securities portfolio was $27.2 million at December 31, 1996, with gross unrealized gains and losses of $541,000 and $213,000, respectively.

      As of September 30, 1996, based upon liquidity and interest rate considerations, management determined it could no longer assert its intention to hold all mortgage-backed securities until maturity. Therefore, the entire mortgage-backed securities portfolio totalling $28.6 million was reclassified to an available-for-sale classification with unrealized pre-tax gains of $190,000 being recorded as a favorable adjustment to stockholders' equity. As a result, the Corporation intends to classify any investment or mortgage-backed securities currently held or purchased in the subsequent two years as available for sale.

      At December 31, 1996, the level of the Corporation's investment securities portfolio declined $24.0 million, or 43.6 percent to $31.1 million from $55.1 million at December 31, 1995. The decrease in investment securities resulted principally from the maturity of $16.1 million of investment securities, call options being exercised on $4.3 million of available-for-sale investment securities, and sales of $23.1 million of available-for-sale investment securities. Proceeds from the maturities, calls, and sales were, in part, used to purchase $7.0 million of available-for-sale medium-term federal agency securities and $13.1 million of available-for-sale medium-term U.S. Treasury securities. Gross gains and gross losses of $43,000 and $107,000, respectively were recognized on the sales of these investment securities. The proceeds from the maturities, calls, and sales also contributed to funding loan originations and loan purchases of $226.6 million and $31.7 million, respectively. During 1995, $13.9 million of available-for-sale investment securities were sold. Gross gains and gross losses of $30,000 and $33,000, respectively were recognized on those sales. Proceeds from the sales were, in part, used to purchase a $5.0 million available-for-sale corporate note containing a lengthened maturity but a higher yield compared to the securities sold.

The approximate fair value of the Corporation's investment securities was $31.1 million at December 31, 1996, with gross unrealized gains and losses of $44,000 and $47,000, respectively.

DEPOSITS

      Total deposits grew 4.9 percent from $527.8 million at December 31, 1995, to $553.6 million at December 31, 1996. The $25.8 million increase resulted from transaction account, savings account, and certificate of deposit growth of $6.2 million, $13.8 million, and $5.8 million, respectively. During 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Corporation conducted a comprehensive marketing campaign. As a result, a record number of new checking accounts were opened during 1995. The continued promotion of Really Free Checking in 1996 has resulted in an expansion of the Corporation's deposit base through attracting new customers and cross-selling other Bank products to existing customers. With a certificate of deposit campaign, coinciding with the checking campaign, the Corporation promoted the competitive rates offered on seven and eleven-month certificates, also attracting new customers. In addition, in late 1996, the Corporation introduced and heavily promoted a high yield money market savings product. Although the majority of the growth in certificates of deposit and the money market savings product was obtained from external sources, many accounts were also opened by existing customers with transfers of funds from their checking, savings, and money market checking accounts.

BORROWINGS

      Since mid-1993, borrowings from the FHLB have been an integral component of the Corporation's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances grew from $77.8 million at December 31, 1993, to $160.6 million at December 31, 1995, and to $202.6 million at December 31, 1996. Of the outstanding FHLB advances at year-end 1996, $150.9 million carried a weighted average fixed-rate of 6.08 percent. Adjustable-rate advances at December 31, 1996, totaled $51.7 million, all of which reprice based upon three-month LIBOR. FHLB advances were obtained, as needed in 1996, to meet the Corporation's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Corporation emphasized increasing its deposit base by attracting new customers through various promotional activities.

CAPITAL

      Total stockholders' equity was $62.5 million at December 31, 1996, relatively unchanged from the 1995 year-end total of $62.7 million. Book value per share was $13.27 at December 31, 1996, compared to $12.80 per share at December 31, 1995. Although 1996 earnings contributed to increases in stockholders' equity, the effect was mostly offset by dividend declarations and the repurchase of CFSB Bancorp, Inc. common stock. Because total assets grew at a proportionately higher rate than stockholders' equity during 1996, the ratio of stockholders' equity to assets declined to 7.53 percent at December 31, 1996, from to 8.24 percent at December 31, 1995. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.2 percent, 7.2 percent, and 13.2 percent at December 31, 1996, respectively.

      The Corporation's Board of Directors declared cash dividends of $0.45 per share in 1996, an increase of 18.4 percent over 1995 dividends declared of $0.38 per share. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

      The Corporation's Board of Directors also declared a ten percent stock dividend on August 20, 1996. The additional shares as a result of the dividend were distributed on September 12, 1996, to stockholders of record as of August 30, 1996. Although the stock dividend represents a component of the Corporation's established dividend practices and the Corporation intends to issue similar dividends in the future, such declarations will depend on several factors similar to the cash dividend.

      During June 1996, the Corporation's Board of Directors approved a stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or approximately 246,000 shares of CFSB Bancorp, Inc. common stock. Through the repurchase program, the Corporation repurchased 222,920 shares of CFSB Bancorp, Inc. common stock on the open market for $4.1 million, or an average purchase price of $18.34 per share. The program has a one-year term.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement encourages all entities to adopt a fair value based method of accounting for their employee stock-based compensation plans. The statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are generally effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Corporation adopted the provisions of SFAS 123 effective January 1, 1996, and elected the pro forma disclosure method in its year-end 1996 Consolidated Financial Statements and Notes thereto.

ACCOUNTING STANDARDS

      As discussed in "Liquidity and Capital Resources -- Capital," the Corporation changed its method of disclosure for stock-based compensation in 1996 to adopt the provisions of the FASB's Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. As discussed in "Results of Operations for the Year Ended December 31, 1996, Compared to the Year Ended December 31, 1995," the Corporation changed its method of accounting for mortgage servicing rights in 1996 to adopt the provisions of the FASB's Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65. As discussed in "Asset Quality," the Corporation changed its method of accounting for impaired loans in 1995 to adopt the provisions of the FASB's Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                               Page

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

Independent Auditors' Report                                    64

Consolidated Statements of Financial Condition at
  December 31, 1996 and 1995                                    65

Consolidated Statements of Operations for the
  Years Ended December 31, 1996, 1995 and 1994                  66

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                  67

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                              68

Notes to Consolidated Financial Statements                      70

SUPPLEMENTARY DATA

Quarterly Financial Information                                 99

INDEPENDENT AUDITORS' REPORT


KPMG PEAT MARWICK LLP

The Board of Directors and Stockholders
CFSB Bancorp, Inc.:

We have audited the consolidated statements of financial condition of CFSB Bancorp, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFSB Bancorp, Inc., and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the consolidated financial statements, the Corporation changed its method of accounting for impairment of loans in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. As discussed in notes 1 and 5 to the consolidated financial statements, the Corporation changed its method of accounting for mortgage servicing rights in 1996 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65.


/s/ KPMG Peat Marwick LLP


Lansing, Michigan
January 21, 1997



CFSB BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,                                                1996          1995
------------                                                ----          ----

ASSETS:
  Cash and amounts due from depository institutions   $  7,479,722    $7,070,041
  Interest-earning deposits with Federal Home Loan
    Bank and other depository institutions, at cost,
    which approximates market                           15,270,241    22,654,134
  Investment securities available for sale, at
    fair value                                          31,093,494    55,109,533
  Mortgage-backed securities available for sale,
    at fair value                                       27,220,567       607,895
  Mortgage-backed securities held to maturity, net
    (fair value $35,160,963 - 1995)                             --    34,548,012
  Loans receivable, net                                717,714,636   610,284,070
  Accrued interest receivable, net                       4,349,240     4,883,233
  Real estate, net                                              --        21,717
  Premises and equipment, net                           10,985,199    11,223,147
  Stock in Federal Home Loan Bank of Indianapolis,
    at cost                                             10,632,000     8,536,800
  Deferred federal income tax benefit                      317,270       326,258
  Other assets                                           4,737,177     6,152,932
                                                      ------------  ------------
      Total assets                                    $829,799,546  $761,417,772
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Deposits                                            $553,574,001  $527,816,178
  Advances from Federal Home Loan Bank                 202,639,323   160,649,376
  Advance payments by borrowers for taxes and
    insurance                                            1,356,507     1,281,043
  Accrued interest payable                               4,233,799     3,474,063
  Federal income taxes payable                             740,242       783,000
  Other liabilities                                      4,785,647     4,671,091
                                                      ------------  ------------
      Total liabilities                                767,329,519   698,674,751
                                                      ------------  ------------
STOCKHOLDERS' EQUITY:
  Serial preferred stock, $0.01 par value;
    authorized 2,000,000 shares, issued - none                  --            --
  Common stock, $0.01 par value; authorized
    10,000,000 shares; issued 4,849,611 shares in
    1996 and 4,518,478 shares in 1995                       48,496        45,185
  Additional paid-in capital                            41,422,898    34,389,162
  Retained income - substantially restricted            23,863,600    29,852,980
  Net unrealized gains on available-for-sale
    securities, net of tax of $110,548 - 1996 and
    $36,917 - 1995                                         214,594        71,661
  Employee Stock Ownership Plan                           (459,408)     (691,294)
  Treasury stock, at cost; 143,570 shares - 1996
    and 68,935 shares - 1995                            (2,620,153)     (924,673)
                                                      ------------  ------------
      Total stockholders' equity                        62,470,027    62,743,021
                                                      ------------  ------------
  Commitments and contingent liabilities
      Total liabilities and stockholders' equity      $829,799,546  $761,417,772
                                                      ============  ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended December 31,                        1996         1995          1994
------------------------                      --------     --------      --------

INTEREST INCOME:
  Loans receivable                          $51,612,087  $44,448,774   $35,494,675
  Mortgage-backed securities                  2,341,727    4,187,867     4,448,900
  Investment securities                       2,188,967    3,862,157     6,423,718
  Other                                       1,259,274    1,122,512       712,388
                                            -----------  -----------   -----------
      Total interest income                  57,402,055   53,621,310    47,079,681
                                            -----------  -----------   -----------
INTEREST EXPENSE:
  Deposits, net                              23,837,494   23,810,254    20,755,632
  Federal Home Loan Bank advances            10,660,383    9,377,784     6,222,181
                                            -----------  -----------   -----------
      Total interest expense                 34,497,877   33,188,038    26,977,813
                                            -----------  -----------   -----------
      Net interest income before
        provision for loan losses            22,904,178   20,433,272    20,101,868
  Provision for loan losses                     240,000      240,000       240,000
                                            -----------  -----------   -----------
      Net interest income after
        provision for loan losses            22,664,178   20,193,272    19,861,868
                                            -----------  -----------   -----------
OTHER INCOME (LOSS):
  Service charges and other fees              3,449,537    2,688,164     2,073,219
  Loan servicing income                         399,446      476,292       553,609
  Losses on sales of investment
    securities available for sale, net          (64,188)      (2,975)      (32,688)
  Losses on sales of mortgage-backed
    securities available for sale, net               --      (42,056)           --
  Gains on sales of loans, net                  256,343      100,885        41,152
  Real estate operations, net                   (60,000)     467,478      (565,000)
  Other, net                                    260,529      278,138       279,079
                                            -----------  -----------   -----------
      Total other income                      4,241,667    3,965,926     2,349,371
                                            -----------  -----------   -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and
    fringe benefits                           8,010,714    7,807,029     7,705,606
  Office occupancy and equipment              2,609,958    2,170,139     2,019,382
  Federal insurance premiums                  1,150,117    1,174,941     1,207,890
  FDIC special assessment                     3,355,000           --            --
  Marketing                                     792,083      626,657       417,078
  Data processing                               365,704      316,188       895,968
  Other, net                                  2,739,977    2,332,341     2,227,497
                                            -----------  -----------   -----------
      Total general and administrative
        expenses                             19,023,553   14,427,295    14,473,421
      Income before federal income
        tax expense                           7,882,292    9,731,903     7,737,818
Federal income tax expense                    2,435,000    2,929,000     2,149,000
                                            -----------  -----------   -----------
      NET INCOME                            $ 5,447,292  $ 6,802,903   $ 5,588,818
                                            ===========  ===========   ===========
EARNINGS PER SHARE:
  Primary                                   $      1.09  $      1.35   $      1.09
  Fully diluted                                    1.09         1.35          1.09
                                            ===========  ===========   ===========
DIVIDENDS PAID PER SHARE                    $      0.43  $      0.37   $      0.31
                                            ===========  ===========   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Net Unrealized
                                                                     Gains
                                                                 (Losses) on
                                         Additional               Available-  Commitment               Total
                                 Common   Paid-In   Retained       for-Sale    for ESOP    Treasury  Stockholders'
                                 Stock    Capital    Income       Securities     Debt        Stock      Equity
                                 -----    -------    ------       ----------     ----        -----      ------

Balance at December 31, 1993    $37,352 $17,610,623 $38,037,832   $793,001   $(1,155,066) $(488,753) $54,834,989
  Net income for the year 1994       --          --   5,588,818         --            --         --    5,588,818
  10% common stock dividend       3,730   6,990,722  (7,003,569)        --            --         --       (9,117)
  Treasury stock purchased           --          --          --         --            -- (1,100,607)  (1,100,607)
  Stock options exercised            --          --    (231,442)        --            --    347,072      115,630
  Repayment of ESOP debt             --          --          --         --       231,886         --      231,886
  Cash dividends on common stock -
    $0.33 per share                  --          --  (1,616,914)        --            --         --   (1,616,914)
  Tax benefit of ESOP dividends      --      27,928          --         --            --         --       27,928
  Tax benefit associated with
    exercise of stock options        --      49,411          --         --            --         --       49,411
  Change in market value of
    available-for-sale securities,
    net of tax of $1,295,449         --          --          -- (2,514,696)           --         --   (2,514,696)
                                 ------  ----------  ---------- -----------  ----------- ----------- ------------
Balance at December 31, 1994     41,082  24,678,684  34,774,725 (1,721,695)     (923,180)(1,242,288)  55,607,328
  Net income for the year 1995       --          --   6,802,903         --            --         --    6,802,903
  10% common stock dividend       4,103   9,638,552  (9,654,329)        --            --         --      (11,674)
  Stock options exercised            --          --    (203,543)        --            --    317,615      114,072
  Repayment of ESOP debt             --          --          --         --       231,886         --      231,886
  Cash dividends on common stock -
    $0.38 per share                  --          --  (1,866,776)        --            --         --   (1,866,776)
  Tax benefit of ESOP dividends      --      45,220          --         --            --         --       45,220
  Tax benefit associated with
    exercise of stock options        --      26,706          --         --            --         --       26,706
  Change in market value of
    available-for-sale securities,
    net of tax of $923,851           --         --           --  1,793,356            --         --    1,793,356
                                 ------  ----------   --------- ----------      -------- ----------  -----------
Balance at December 31, 1995     45,185  34,389,162  29,852,980     71,661      (691,294)  (924,673)  62,743,021
  Net income for the year 1996       --          --   5,447,292         --            --         --    5,447,292
  10% common stock dividend       3,311   6,971,456  (8,980,475)        --            --  1,995,912       (9,796)
  Treasury stock purchased           --          --          --         --            -- (4,089,237)  (4,089,237)
  Stock options exercised            --          --    (283,171)        --            --    397,845      114,674
  Repayment of ESOP debt             --          --          --         --       231,886         --      231,886
  Cash dividends on common stock -
    $0.45 per share                  --          --  (2,173,026)        --            --         --   (2,173,026)
  Tax benefit of ESOP dividends      --      28,730          --         --            --         --       28,730
  Tax benefit associated with
    exercise of stock options        --      33,550          --         --            --         --       33,550
  Change in market value of
    available-for-sale securities,
    net of tax of $73,631            --         --           --     142,933           --         --      142,933
                                 ------  ---------- ----------- -----------   ---------- -----------  -----------
Balance at December 31, 1996    $48,496 $41,422,898 $23,863,600 $   214,594   $( 459,408)$(2,620,153)$62,470,027
                                ======= =========== =========== ===========   ========== ===========  ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                        1996          1995          1994
------------------------                    ----------    ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $   5,447,292 $   6,802,903 $   5,588,818
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation                               1,605,669     1,217,594     1,027,081
  Provision for loan losses                    240,000       240,000       240,000
  Provision for real estate losses              60,000       120,000       565,000
  Net amortization of premiums and
    accretion of discounts                     370,832     1,178,859     2,514,766
  Loan origination fees, net of costs
    deferred                                   409,760       431,996       397,166
  Amortization of loan fees                   (211,242)     (342,228)     (426,427)
  Amortization of mortgage servicing rights     43,470            --            --
  Loans originated for sale                (25,856,898)  (10,755,582)   (3,117,000)
  Proceeds from sales of loans
    originated for sale                     24,219,028    10,080,914     2,400,907
  Net gains on sales of loans and securities  (192,155)      (55,854)       (8,464)
  Net gains on sales of real estate owned           --      (587,478)           --
  Net (gains) losses on sales and disposal
    of premises and equipment                   83,101        (6,752)       (9,927)
  Net (gains) losses on sales of repossessed
    property                                      (430)       11,975        18,954
  Recoveries of losses                          36,983        54,328       190,448
  Decrease (increase) in accrued interest
    receivable                                 533,993      (399,843)      223,781
  Increase in accrued interest payable         759,736       722,010       317,760
  Increase (decrease) in federal income
    taxes payable                              273,902       506,999      (379,363)
  Increase (decrease) in other liabilities    (192,161)      458,314    (1,066,954)
  Decrease (increase) in other assets        1,498,361     3,339,724    (5,920,829)
                                          ------------   -----------   -----------
      Net cash provided by operating
        activities                           9,129,241    13,017,879     2,555,717
                                          ------------   -----------   -----------



Years Ended December 31,                                      1996            1995            1994
------------------------                                   ----------      ----------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities held to maturity             --            --          (200,000)
  Purchases of investment securities available for sale  (20,060,266)   (5,065,650)       (7,725,595)
  Proceeds from sales of investment securities
    available for sale                                    23,135,173    13,906,169        20,013,488
  Principal repayments and maturities of investment
    securities held to maturity                                   --    14,450,000           400,000
  Principal repayments and maturities of investment
    securities available for sale                         20,420,000    11,000,000        37,350,000
  Loan originations (net of undisbursed loans
    in process)                                         (200,744,785) (134,320,368)     (147,359,594)
  Loans purchased                                        (31,733,987)  (43,592,182)      (74,914,350)
  Proceeds from sales of loans                             7,853,490     4,822,738         1,878,809
  Principal repayments on loans                          118,041,259    84,170,348        75,883,951
  Proceeds from sales of mortgage-backed securities
    available for sale                                            --    19,545,420                --
  Principal repayments and maturities on mortgage-backed
    securities available for sale                          2,271,581     4,035,345         7,971,409
  Principal repayments and maturities on mortgage-backed
    securities held to maturity                            5,967,777     8,219,953        31,417,894
  Proceeds from sales, redemptions, and settlements of
    real estate owned, net                                   437,935       742,358         2,434,215
  Proceeds from sales of repossessed property                 54,010        50,251            10,950
  Capitalized additions to real estate owned,
    net of recoveries                                         59,702        11,884          (529,214)
  Purchases of premises and equipment                     (1,456,346)     (463,318)       (2,674,410)
  Proceeds from sales and disposals of premises
    and equipment                                              5,524        13,455            86,540
  Purchases of Federal Home Loan Bank stock               (2,095,200)     (374,000)       (3,489,000)
                                                       -------------  ------------      -------------
      Net cash used in investing activities              (77,844,133)  (22,847,597)      (59,444,907)
                                                       -------------  ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                      25,757,823   26,126,642       (24,528,089)
  Stock options exercised                                     114,674      114,072           115,630
  Purchases of Treasury stock                              (4,089,237)          --        (1,100,607)
  Net increase (decrease) in advance payments
    by borrowers for taxes and insurance                       75,464     (815,970)         (195,382)
  Federal Home Loan Bank advance repayments               (98,262,720)(147,218,103)      (77,819,874)
  Federal Home Loan Bank advances                         140,252,667  147,516,795       160,340,727
  Dividends paid on common stock                           (2,107,991)  (1,832,008)       (1,516,405)
                                                        -------------  -----------       -----------
      Net cash provided by financing activities            61,740,680   23,891,428        55,296,000
                                                        -------------  -----------       -----------
  Net increase(decrease)in cash and cash equivalents       (6,974,212)  14,061,710        (1,593,190)
  Cash and cash equivalents at beginning of period         29,724,175   15,662,465        17,255,655
                                                        -------------  -----------       -----------
Cash and cash equivalents at end of period                $22,749,963 $ 29,724,175      $ 15,662,465
                                                        =============  ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for:
    Interest expense                                    $  33,738,141 $ 32,466,028      $ 26,660,053
    Federal income taxes                                    2,450,000    2,285,000         2,528,363
  Transfers of loans to real estate owned                     342,408      264,637           894,615
  Transfers of loans to repossessed property and
    accounts receivable                                        69,673       53,600            39,626
  Loans charged off                                            76,528       55,107           153,263
  Loans to facilitate the sale of real estate owned           279,700    2,724,120           259,600
  Transfers of securities to available-for-sale
   classification:
    Investment securities                                          --   18,081,023                --
    Mortgage-backed securities                             28,553,035           --                --

See accompanying notes to consolidated financial statements.

CFSB BANCORP, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      CFSB Bancorp, Inc. (the Corporation), is the holding company for Community First Bank, a state chartered stock savings bank (the Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank. The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the Greater Lansing Area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and the southwest corner of Ionia County. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to make loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and, to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general and economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which, in turn, is affected by the interest rates at which such financing is offered.

      The consolidated financial statements include the accounts and transactions of CFSB Bancorp, Inc., and its wholly owned subsidiary, Community First Bank, and the Bank's wholly owned subsidiary, Capitol Consolidated Financial Corporation (Capitol Consolidated), and Capitol Consolidated's wholly owned subsidiary, Allegan Insurance Agency. Intercompany transactions and account balances are eliminated.

BASIS OF FINANCIAL STATEMENT PRESENTATION

      The consolidated financial statements are prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of income and expenses for the period. Actual results could differ from those estimates.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Investment and mortgage-backed securities held to maturity represent those securities for which the Corporation has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts using the effective-interest method over the period to maturity.

      Investment and mortgage-backed securities available for sale represent those securities not classified as held to maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities are determined using the specific-identification method and are recognized on a trade-date basis. Premiums and discounts are recognized in interest income using the effective-interest method over the period to maturity.

     In November 1995, the Financial Accounting Standards Board (FASB) issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide). The Guide permitted
                                      70
an institution to reassess the appropriateness of the classifications of all securities held at the time and account for any resulting reclassifications at fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of November 30, 1995, the Corporation, in order to allow further flexibility in future asset liability management decisions relating to securities, reclassified certain corporate notes and U.S. Treasury securities from a held-to-maturity classification to an available-for-sale classification with unrealized pre-tax losses on these securities recorded as a negative adjustment to stockholders' equity.

      In September 1996, based upon liquidity and interest rate considerations, the Corporation determined it could no longer assert its intention to hold all mortgage-backed securities until maturity. Therefore, the entire mortgage-backed securities portfolio was transferred from a held-to-maturity classification to an available-for-sale classification. As a result, the Corporation intends to classify any investment or mortgage-backed securities currently held or purchased in the subsequent two years as available for sale.

LOANS RECEIVABLE

      Loans receivable for which the Corporation has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of any undistributed portion of loans in process, deferred origination fees, and the allowance for loan losses.

LOAN ORIGINATION AND COMMITMENT FEES

      Fees received in connection with loan commitments are deferred in other liabilities until the loan is advanced, and are then recognized over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized as fee income at expiration.

      Loan origination fees, net of certain loan origination costs, are deferred and recognized over the lives of the related loans as an adjustment to the yield. When loans are sold, any remaining unamortized deferred fees are generally recognized as an adjustment of gain (loss) on sale of loans.

      Loan origination and commitment fees charged on adjustable-rate mortgages are generally deemed to be adjustments to the first adjustment period yield of the mortgage, to the extent the interest rate during the first adjustment period on the mortgage is less than the index rate plus the contractual spread.

NONACCRUAL ASSETS

      Nonaccrual assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates as a result of a serious weakening of the borrower's financial condition, and real estate, which has been acquired primarily through foreclosure and is awaiting disposition.

      Loans are generally placed on a nonaccrual basis when principal or interest is past due 90 days or more or when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and where future collections of principal are probable. A nonaccrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

      Provisions for losses on loans and real estate are charged to operations based upon management's evaluation of potential losses in the portfolio. In addition to providing reserves on specific assets where a decline in value has been identified, general provisions for losses are established based upon the overall portfolio composition and general market conditions. In establishing both specific and general valuation allowances, management reviews individual loans, recent loss experience, current economic conditions, the overall balance and composition of the portfolio, and such other factors which, in management's judgment, deserve recognition in estimating possible losses.

      Management believes the allowance for losses on loans and real estate is adequate. While management uses available information to recognize losses on loans and real estate, future additions to the allowance may be necessary based on changes in economic conditions and borrower circumstances.

      In May of 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). SFAS 114, as amended in October 1994 by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures (SFAS 118), requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. This statement also applies to all loans restructured in troubled debt restructurings involving a modification of terms, as well as clarifies that a creditor should evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. The Corporation adopted the provisions of SFAS 114, as amended by SFAS 118, on a prospective basis as of January 1, 1995. Neither the initial adoption nor the ongoing effect of SFAS 114 has had, or is expected to have, a material impact on the financial condition or results of operations of the Corporation.

REAL ESTATE

      Real estate acquired through foreclosure is carried at the lower of estimated fair value less costs to sell or cost (estimated fair value at the time of foreclosure). Such determination is made on an individual-asset basis. At the time of acquisition, any excess of carrying amount over estimated fair value is recorded as a reduction in the allowance for loan losses, with the estimated costs to sell recorded through the establishment of a valuation allowance. Subsequent declines in fair value less estimated costs to sell are recognized as increases in the valuation allowance. If the estimated fair value of the asset minus the estimated costs to sell the asset is more than its carrying amount, the valuation allowance is reduced, but not below zero. Increases or decreases in the valuation allowance are charged or credited to income. Generally, expenditures relating to the development and improvement of real estate acquired through foreclosure are capitalized.

LOANS HELD FOR SALE

      Additional funds for lending are periodically provided by selling mortgage loans. Mortgage loans intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. These loans are classified as held for sale and are included in loans receivable in the consolidated statements of financial condition. Net unrealized losses are recorded by charges to income.

LOAN SERVICING

      The Corporation services for investors mortgage loans that are not included in the consolidated statements of financial condition. Fees earned for servicing loans owned by investors are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

      In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, An Amendment of FASB Statement No. 65 (SFAS 122). Effective January 1, 1996, the Corporation adopted the provisions of SFAS 122. This statement requires the Corporation to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires the Corporation to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, with impairment recognized through a valuation allowance. Prior to adoption of SFAS 122, the Corporation had no assets capitalized for originated or purchased servicing rights. The fair value of capitalized originated mortgage servicing rights is determined based on the estimated discounted net cash flows to be received. In applying this valuation method, the Corporation uses assumptions market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Originated mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. These capitalized mortgage servicing rights are periodically reviewed for impairment based on the fair value of those rights. For purposes of measuring impairment, the risk characteristics used by the Corporation include the underlying loans' interest rates, terms, and types. The ongoing impact of SFAS 122 will depend upon demand in the Corporation's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market.

FEDERAL INCOME TAXES

      The Corporation and its subsidiary file a consolidated federal income tax return. The provision for federal income taxes is based upon income for financial statement purposes, rather than amounts reported on the Corporation's income tax return.

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

PREMISES AND EQUIPMENT

      Office property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of office properties and equipment is charged to operations on a straight-line basis over the estimated useful lives of the related assets as follows: office buildings -- 25 to 50 years; building improvements -- 7 to 25 years; and furniture, fixtures, and equipment -- 3 to 8 years.

INTEREST RATE EXCHANGE AGREEMENTS

      Interest rate exchange agreements, designated as hedges against future fluctuations in the interest rates of specifically identified assets or liabilities, are not marked to market. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded as an addition to or reduction of the interest income (expense) on the associated asset or liability. Gains and losses on terminated interest rate exchange agreements are amortized over the remaining terms of the agreements.

INTEREST ON DEPOSITS

      Penalty  income  on  early   withdrawal  of  certificates  of  deposit  is
recognized as a reduction of interest expense on deposits.

EARNINGS PER SHARE

      Earnings per share of common stock are based on the weighted average number of common shares and common share equivalents outstanding during the year.

STATEMENT OF CASH FLOWS

      For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-earning deposits with the Federal Home Loan Bank and other depository institutions.

STOCK-BASED COMPENSATION

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement encourages all entities to adopt a fair value based method of accounting for their employee stock-based compensation plans. The statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are generally effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Corporation adopted the provisions of SFAS 123 effective January 1, 1996, and elected the pro forma disclosure method in these year-end 1996 Consolidated Financial Statements and Notes thereto.

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

RECLASSIFICATIONS

      Certain prior years' financial statement amounts have been reclassified to conform to the current year financial statement presentation.

(2)  RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

      The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements were $5,684,000 and $5,137,000 at December 31, 1996 and 1995, respectively.

(3)  INVESTMENT SECURITIES

      Investment securities available for sale consist of the following:

                                                                  1996                        1995
                                                               -----------                 -----------
                                                     AMORTIZED         FAIR         Amortized        Fair
                                                        COST           VALUE           Cost          Value
                                                        ----           -----           ----          -----
United States government and agency obligations:
  Maturing within one year .....................   $20,096,712       $20,071,094   $15,138,350    $15,102,344
  Maturing from one to five years ..............          --                --      15,253,082     15,225,000
                                                   -----------       -----------   -----------    -----------
                                                    20,096,712        20,071,094    30,391,432     30,327,344
Federal agency obligations:
  Maturing from five to ten years ..............     7,000,000         7,015,200          --             --
Corporate bonds:
  Maturing within one year .....................     4,000,000         4,007,200    12,686,283     12,682,333
  Maturing from one to five years ..............          --                --      11,921,142     12,099,856
                                                   -----------       -----------   -----------    -----------
                                                     4,000,000         4,007,200    24,607,425     24,782,189
                                                   -----------       -----------   -----------    -----------
                                                   $31,096,712       $31,093,494   $54,998,857    $55,109,533
                                                   ===========       ===========   ===========    ===========
Weighted average interest rate .................          5.89%                           5.37%
                                                   ===========                     ===========


      Unrealized gains and losses on investment securities available for sale are summarized as follows:

December 31,                                                  1996                            1995
------------                                                  ----                            ----
                                                      GROSS           GROSS            Gross        Gross
                                                   UNREALIZED      UNREALIZED       Unrealized    Unrealized
                                                      GAINS           LOSSES           Gains       Losses
                                                      -----           ------           -----       ------
United States government and
  agency obligations                                 $21,205         $46,823          $    --      $64,088
Federal agency obligations                            15,200             --                --          --
Corporate bonds                                        7,200             --            204,990      30,226
                                                    --------       ---------          --------     -------
                                                     $43,605         $46,823          $204,990     $94,314
                                                     =======         =======          ========     =======

      Proceeds from sales of investment securities available for sale during the years ended December 31, 1996, 1995, and 1994, were $23,135,173, $13,906,169, and $20,013,488, respectively. Gross gains of $43,207, $29,872, and $13,440, and gross losses of $107,395, $32,847, and $46,128, were realized on those sales during 1996, 1995, and 1994, respectively.

      During the years ended December 31, 1996 and 1994, call provisions were exercised on $4,295,000 and $2,000,000, respectively, of investment securities available for sale. No gains or losses were recognized during the respective periods. There were no call provisions exercised on investment securities available for sale during 1995.

      During the year ended December 31, 1995, call provisions were exercised on $14,450,000 of investment securities held to maturity. No gains or losses were recognized during the respective period. There were no call provisions exercised on investment securities held to maturity during 1996 and 1994.

      In accordance with the Guide, the Corporation, in order to allow further flexibility in future asset liability management decisions relating to securities, in 1995 reclassified $18,081,023 of corporate notes and U.S. Treasury securities from a held-to-maturity classification to an available-for-sale classification, with unrealized pretax losses of $103,210 on these securities recorded as a negative adjustment to stockholders' equity.

      Expected maturities may differ from the contractual maturities above because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      Accrued interest receivable related to investment securities approximated $293,000 and $1,162,000 at December 31, 1996 and 1995, respectively.

      At December 31, 1996, the Bank had no commitments to purchase or sell investment securities.

(4)  MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities available for sale consist of the following:

December 31,                                                 1996                    1995
------------                                                 ----                    ----
                                                     GROSS         GROSS       Gross        Gross
                                                  UNREALIZED     UNREALIZED  Unrealized   Unrealized
                                                     GAINS         LOSSES       Gains       Losses
                                                     -----         ------       -----       ------
Federal Home Loan Mortgage Corporation
  participation certificates                      $19,438,088    $19,845,510   $       --    $    --
Fannie Mae guaranteed mortgage
  pass-through certificates                         2,547,019      2,468,209           --         --
Government National Mortgage
  Association modified pass-
  through certificates                                 92,490         95,265           --         --
Conventional pass-through certificates              3,982,504      3,981,597           --         --
Collateralized mortgage obligations                   832,106        829,986       609,993    607,895
                                                  -----------    -----------   -----------   --------
                                                  $26,892,207    $27,220,567   $   609,993   $607,895
                                                  ===========    ===========   ===========   ========
Weighted average interest rate                           7.82%                        6.50%

      Unrealized gains and losses on mortgage-backed securities available for sale are summarized as follows:

December 31,                                  1996                    1995
------------                                  ----                    ----
                                        GROSS        GROSS       Gross       Gross
                                     UNREALIZED   UNREALIZED  Unrealized   Unrealized
                                        GAINS       LOSSES       Gains      Losses
                                        -----       ------       -----      ------
Federal Home Loan Mortgage
  Corporation participation
  certificates                       $538,105     $130,683   $      --   $     --
Fannie Mae guaranteed mortgage
  pass-through certificates               629       79,439          --         --
Government National Mortgage
  Association modified pass-
  through certificates                  2,775           --          --         --
Conventional pass-through certificates     --          907          --         --
Collateralized mortgage obligations        --        2,120          --      2,098
                                   -----------   ---------   ---------     ------
                                     $541,509     $213,149   $      --     $2,098
                                     ========     ========   =========     ======

      Proceeds from the sales of mortgage-backed securities available for sale during the year ended December 31, 1995, were $19,545,420. Gross gains of $8,889 and gross losses of $50,945 were realized on those 1995 sales. There was no sales of mortgage-backed securities during the years ended December 31, 1996 and 1994.

      As of September 30, 1996, based upon liquidity and interest rate considerations, the Corporation determined it could no longer assert its intention to hold all mortgage-backed securities until maturity. Therefore, the entire mortgage-backed securities portfolio totaling $28,553,035 was reclassified to an available-for-sale classification with unrealized pretax gains of $190,368 being recorded as a favorable adjustment to stockholders' equity.

      Mortgage-backed securities held to maturity at December 31, 1995, consist of the following:

                                                          Amortized        Fair
                                                            Cost           Value
                                                            ----           -----
Federal Home Loan Mortgage Corporation
  participation certificates                            $24,252,454    $24,889,396
Fannie Mae guaranteed mortgage pass-through
  certificates                                            2,720,969      2,681,031
Government National Mortgage Association modified
  pass-through certificates                                 146,553        150,217
Conventional pass-through certificates                    5,099,482      5,100,570
Collateralized mortgage obligations                       2,328,554      2,339,749
                                                        -----------    -----------
                                                        $34,548,012    $35,160,963
                                                        ===========    ===========
Weighted average interest rate                                 7.89%
                                                               ====

      Unrealized gains and losses on mortgage-backed securities held to maturity at December 31, 1995, are summarized as follows:

                                                            Gross          Gross
                                                         Unrealized     Unrealized
                                                            Gains         Losses
                                                            -----         ------
Federal Home Loan Mortgage Corporation
  participation certificates                              $779,765       $142,823
Fannie Mae guaranteed mortgage pass-through
  certificates                                                 842         40,780
Government National Mortgage Association modified
  pass-through certificates                                  3,664             --
Conventional pass-through certificates                       1,088             --
Collateralized mortgage obligations                         11,237             42
                                                          --------       --------
                                                          $796,596       $183,645
                                                          ========       ========


      Accrued   interest   receivable   on   mortgage-backed    securities   was
approximately $316,000 and $399,000 at December 31, 1996 and 1995, respectively.

      The amortized cost of mortgage-backed securities at December 31, 1996 and 1995, included net unamortized premiums of $119,000 and $147,000, respectively.

      Variable-rate mortgage-backed securities approximated $11,286,000 and $12,997,000, with weighted average rates of 6.95 percent and 7.08 percent, at December 31, 1996 and 1995, respectively.

      At December 31, 1996, the Bank had no commitments to buy or sell mortgage-backed securities.

(5)  LOANS RECEIVABLE

Loans receivable consist of the following:

December 31,                                                   1996          1995
------------                                                 --------      ------

First mortgage:
  One- to four-family residential                       $553,690,395  $469,819,906
  Income-producing property                               52,583,762    57,951,827
  FHA-insured and VA-partially guaranteed                  6,404,211     7,458,269
  Construction and development:
    One- to four-family residential                       38,072,036    30,753,942
    Income-producing property                             31,428,040    17,059,597
                                                        ------------  ------------
                                                         682,178,444   583,043,541
Second mortgage                                              510,458       570,848
Other loans:
  Land contract                                              254,068       348,763
  Auto                                                     7,925,413     6,542,273
  Commercial                                               4,644,308     3,195,292
  Educational                                              1,870,672     2,328,681
  Marine                                                   1,307,903     1,374,754
  Home equity                                             36,275,330    28,126,371
  Mobile home                                              1,518,817     1,735,048
  Other                                                    5,425,604     3,715,802
                                                        ------------  ------------
                                                          59,222,115    47,366,984
                                                        ------------  ------------
                                                         741,911,017   630,981,373
Less:
  Undistributed portion of loans in process              (18,147,704)  (15,054,150)
  Deferred origination fees                               (1,485,083)   (1,280,014)
  Allowance for losses on loans                           (4,563,594)   (4,363,139)
                                                        ------------  ------------
                                                        $717,714,636  $610,284,070
                                                        ============  ============
Weighted average interest rate                                  7.60%         7.75%
                                                                ====          ====

      Accrued interest receivable on loans receivable, net of the allowance for uncollectible interest, approximated $3,703,000 and $3,268,000 at December 31, 1996 and 1995, respectively.

      The Corporation had approximately $1,787,000 and $349,000 of nonaccruing loans as of December 31, 1996 and 1995, respectively. Interest received and included as income on these loans for the years ended December 31, 1996, 1995, and 1994, was $118,000, $26,000, and $15,000, respectively. The Corporation would have recorded $46,000, $39,000, and $27,000 of additional interest income on these nonaccrual loans for the years ended December 31, 1996, 1995, and 1994, respectively, if these loans had been current in accordance with their original terms and had been outstanding throughout the periods or since origination.

      Impaired loans as defined by SFAS 114 totaled $554,000 and $0 at December 31, 1996 and 1995, respectively, and includes one income-producing property loan and three commercial business loans. These loans are included in nonaccrual loans at December 31, 1996. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS 114 does not apply. The Corporation's respective average investment in impaired loans was $559,000 and $0 during 1996 and 1995, respectively. Interest income recognized on impaired loans during 1996 and 1995, totaled $27,000 and $0, respectively. Impaired loans had specific allocations of the allowance for loan losses in accordance with SFAS 114 approximating $150,000 and $0 at December 31, 1996 and 1995, respectively.

      The Corporation had no troubled debt restructured loans at December 31, 1996 and 1995.

      Included in one- to four-family residential, first-mortgage loans were approximately $395,300,000 and $297,800,000 of adjustable-rate mortgages at December 31, 1996 and 1995, respectively.

      Included in income-producing property loans were approximately $46,300,000 and $32,700,000 of adjustable-rate mortgages at December 31, 1996 and 1995, respectively.

      The Corporation  serviced loans for others of approximately  $156,600,000,
$154,900,000,   and   $163,900,000  at  December  31,  1996,   1995,  and  1994,
respectively.

      Of the loans serviced for others, approximately $30,100,000 represent the December 31, 1996, balance of loans sold during 1996. The Corporation capitalized approximately $234,000 of originated mortgage servicing rights during the year ended December 31, 1996, of which $43,000 has been amortized. No valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of December 31, 1996.

      The Corporation previously sold certain one- to four-family residential loans with recourse. At December 31, 1996, 1995, and 1994, the outstanding balance of these loans was approximately $1,400,000, $1,800,000, and $2,200,000. The Corporation has not repurchased any of these loans during the three years ended December 31, 1996.

      The Corporation had commitments to originate the following mortgage loans at December 31, 1996:

                                                                       WEIGHTED
                                                      AMOUNT            AVERAGE
                                                      ------            -------
RATE
----

One- to four-family residential:
  Fixed rate                                       $ 5,916,000             8.10%
  Adjustable rate                                   11,738,000             7.32
Ajustable-rate income-producing property             1,627,000             9.13
                                                   -----------             ----
                                                   $19,281,000             7.71%
                                                   ===========             ====

      The Corporation had commitments to sell one- to four-family residential, fixed-rate mortgage loans of $1,298,000 at December 31, 1996. As of December 31, 1996, the Corporation had no commitments to buy mortgage loans, and $2,558,000 of one- to four-family residential, fixed-rate mortgage loans were held for sale. Loans held for sale, after consideration of the aforementioned commitments, were valued at the lower of cost or market, as determined on an aggregate basis.

(6)  CONCENTRATION OF CREDIT RISK

      The Corporation considers its primary market area for lending and savings activities to be greater Lansing in mid-Michigan. The Corporation's one- to four-family residential real estate loans totaled $598,200,000 and $508,000,000 at December 31, 1996 and 1995, respectively, and included $474,900,000 and $400,200,000 of originated loans, respectively. Substantially all of the originated loans were on properties located in Michigan. Of the purchased loans which are serviced by other institutions, at December 31, 1996, $39,100,000, $77,300,000 and $6,900,000 represented loans on properties located in Michigan, Texas, and Florida, respectively. Substantially all of the Corporation's income-producing property and consumer loans are based in Michigan. Although the Corporation has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contractual obligations is reliant upon the economic stability of the area. The greater Lansing area is a diversified market with a strong service sector and, to a lesser extent, trade and manufacturing sectors. The three major employers in the area are the State of Michigan, General Motors, and Michigan State University. The Corporation is not dependent upon any single industry or business for its banking opportunities.

      Collateral securing the Corporation's income-producing loan portfolio consists of the following property types:

December 31,                                                1996          1995
------------                                                ----          ----

Apartments                                              $35,340,019  $29,221,437
Office buildings                                         22,242,915   23,191,802
Restaurants and motels                                    5,699,844    5,894,737
Retail centers                                            5,000,860    4,949,755
Residential land development                              7,490,957    5,222,112
Residential and condominiums                              3,552,506    2,105,091
Other                                                     4,684,701    4,426,490
                                                        -----------  -----------
                                                        $84,011,802  $75,011,424
                                                        ===========  ===========

(7)  REAL ESTATE

      Real estate held by the Corporation is summarized as follows:

December 31,                                                1996          1995
------------                                                ----          ----

Real estate in judgment, subject to redemption            $ 189,990    $  88,552
Real estate acquired through foreclosure                     22,169      156,742
                                                          ---------    ---------
                                                            212,159      245,294
Less: Allowance for losses                                 (212,159)    (223,577)
                                                          ---------    ---------
                                                        $        --    $  21,717
                                                        ===========    =========

      The following is a summary of the results of real estate operations for the years indicated:

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

Income from sales of real estate
  acquired through foreclosure, net        $       --     $ 587,478     $      --
Provision for losses on real estate           (60,000)     (120,000)     (565,000)
                                             --------     ---------     ---------
                                             $(60,000)    $ 467,478     $(565,000)
                                             ========     =========     =========

(8)  ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE

      The following is a summary of the allowance for losses on loans and real estate:

                                                  Loans     Real Estate    Total
                                                  -----     -----------    -----

Balance at December 31, 1993                   $3,846,733    $ 167,087  $4,013,820
  Provision for losses                            240,000      565,000     805,000
  Losses charged against the allowance           (153,263)    (711,937)   (865,200)
  Recoveries of losses                            190,448       55,823     246,271
                                               ----------    ---------  ----------
Balance at December 31, 1994                    4,123,918       75,973   4,199,891
  Provision for losses                            240,000      120,000     360,000
  Losses charged against the allowance            (55,107)     (34,614)    (89,721)
  Recoveries of losses                             54,328       62,218     116,546
                                               ----------    ---------  ----------
Balance at December 31, 1995                    4,363,139      223,577   4,586,716
  Provision for losses                            240,000       60,000     300,000
  Losses charged against the allowance            (76,528)    (187,214)   (263,742)
  Recoveries of losses                             36,983      115,796     152,779
                                               ----------    ---------  ----------
Balances at December 31, 1996                  $4,563,594    $ 212,159  $4,775,753
                                               ==========    =========  ==========

(9)  PREMISES AND EQUIPMENT

      Premises and equipment are carried at cost less accumulated depreciation and are summarized by major classification as follows:

December 31,                                                1996          1995
------------                                                ----          ----

Land                                                   $  3,004,842  $  2,787,536
Office buildings and improvements                        11,901,210    11,344,438
Furniture, fixtures, and equipment                        9,205,565     8,930,400
                                                       ------------  ------------
                                                         24,111,617    23,062,374
Less: Accumulated depreciation                          (13,126,418)  (11,839,227)
                                                       ------------  ------------
                                                       $ 10,985,199  $ 11,223,147
                                                       ============  ============

(10)  INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

     The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Indianapolis (FHLB) in an amount equal to at least 1.0 percent of the unpaid principal balances of the Bank's residential mortgage loans, 0.3 percent of its total assets, or 5.0 percent of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

(11)  DEPOSITS

      Deposits in the Corporation, represented by various types of programs, are presented below:

December 31,                            1996                      1995
------------                            ----                      ----
                               WEIGHTED                  Weighted
                                AVERAGE                   Average
                                 RATE         AMOUNT       Rate         Amount
                                 ----         ------       ----         ------

Regular savings                   2.14%   $ 65,213,797      2.88%  $ 67,589,740
Money market savings              6.03      16,136,425        --             --
Consumer checking                 1.85      86,722,533      2.02     79,630,855
Commercial checking                 --       9,324,314        --      7,658,521
Money market checking (a)         4.07      51,962,675      4.07     54,523,653
                                  ----    ------------      ----   ------------
                                  2.65     229,359,744      2.76    209,402,769
Certificates of deposit(a)        5.73     324,214,257      5.97    318,413,409
                                  ----    ------------      ----   ------------
      Total deposits              4.46%   $553,574,001      4.69%  $527,816,178
                                  ====    ============      ====   ============

(a) At December 31, 1995, the weighted average interest rate included the annualized effect of the amortization of the deferred loss on termination of an interest rate exchange agreement.

      Accrued   interest  payable  on  deposits   approximated   $3,678,000  and
$3,020,000 at December 31, 1996 and 1995, respectively. Contractual maturities of certificates of deposit are as follows:

December 31,                            1996                      1995
------------                            ----                      ----
                               WEIGHTED                  Weighted
                                AVERAGE                   Average
                                 RATE         AMOUNT       Rate         Amount
                                 ----         ------       ----         ------

1996                                --%   $         --      5.86%  $182,828,902
1997                              5.62     219,022,772      6.06     57,684,928
1998                              5.88      51,800,281      6.05     42,009,298
1999                              5.96      30,414,437      6.22     21,230,407
2000                              6.37      14,024,568      6.40     13,727,834
2001                              5.63       7,821,907      6.30        152,333
2002 and thereafter               5.97       1,130,292      6.20        779,707
                                  ----    ------------      ----   ------------
                                  5.73%   $324,214,257      5.97%  $318,413,409
                                  ====    ============      ====   ============


      Included in total certificates of deposit as of December 31, 1996 and 1995, are approximately $32,800,000 and $32,100,000, respectively, in certificates of deposit of $100,000 or more in amount, with weighted average interest rates of 5.85 percent and 6.16 percent, respectively. Contractual maturities of certificates of deposit of $100,000 or more in amount outstanding at December 31, 1996, are $6,900,000 within 3 months or less; $7,200,000 within 3 months to 6 months; $8,500,000 within 6 months to 12 months; and $10,200,000 for over 12 months.

      At December 31, 1996 and 1995, the Corporation had $100,000 and $600,000 of brokered deposits, respectively, representing 0.02 percent and 0.11 percent of total deposits, respectively.

     By regulation, certain penalties are assessed depositors exercising early certificate withdrawal privileges. These penalties are accounted for as offsets to interest expense on deposits in the year they are incurred. Listed below are interest expense and penalties for the years indicated.

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

Interest on deposits (net of penalties):
  Savings                                 $ 1,592,132   $ 1,985,791   $ 1,861,653
  Checking                                  3,842,849     3,816,335     4,034,434
  Certificates of deposit                  18,402,513    18,008,128    14,859,545
                                          -----------   -----------   -----------
                                          $23,837,494   $23,810,254   $20,755,632
                                          ===========   ===========   ===========
Penalties                                 $   102,000   $   117,000   $    92,000

      The cost of the Corporation's interest rate exchange agreements was $106,927, $109,018 and $568,350 during the years ended December 31, 1996, 1995, and 1994, respectively, and is included above as interest expense on deposits.

(12)  ADVANCES FROM FEDERAL HOME LOAN BANK

      FHLB advances at December 31, 1996 and 1995, are secured by the Corporation's investment in the stock of the Federal Home Loan Bank of Indianapolis, and substantially all of its first mortgage loans are under a blanket collateral agreement. Maturities and weighted average interest rates are as follows:

December 31,                            1996                      1995
------------                            ----                      ----
                               WEIGHTED                  Weighted
Fixed-Rate                      AVERAGE                   Average
Advances Maturing In             RATE         AMOUNT       Rate         Amount
--------------------             ----         ------       ----         ------

1996                               --%    $         --     6.62%    $22,110,053
1997                             6.12       26,746,389     6.12      26,746,389
1998                             6.01       61,357,552     6.00      56,357,552
1999                             6.17       37,190,257     5.72       8,190,257
2000                             5.66       13,586,995     5.66      13,586,995
2001                             6.60        8,295,559     5.61       2,095,559
2002 and thereafter              6.34        3,787,571     6.34       3,787,571
                                 ----     ------------     ----    ------------
      Total fixed-rate
        advances                 6.08      150,964,323     6.08     132,874,376
                                 ----     ------------     ----    ------------
Adjustable-Rate Advances
  Maturing In
1996                               --               --     6.00       3,975,000
1997                             5.64       51,675,000     5.69      23,800,000
1998                               --               --       --              --
1999                               --               --       --              --
2000                               --               --       --              --
2001                               --               --       --              --
2002 and thereafter                --               --       --              --
      Total adjustable-
        rate advances            5.64       51,675,000     5.74      27,775,000
                                 ----     ------------     ----    ------------
                                 5.97%    $202,639,323     6.02%   $160,649,376
                                 ====     ============     ====    ============

      At December 31, 1996 and 1995, the portfolio of FHLB advances included $1,650,000 and $3,650,000 of medium-term borrowings, respectively, which contractually, the Corporation may, at its option and without prepayment penalty, repay such advances on the first anniversary date of each borrowing or semiannually thereafter until maturity.

      The Corporation had a $5,000,000 available, but unused line of credit from the FHLB at December 31, 1996 and 1995.

(13)  FEDERAL INCOME TAXES

      Total federal income tax expense for the years indicated has been allocated as follows:

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

Current tax expense                        $2,500,000    $2,792,000   $ 2,276,000
Deferred tax expense (benefit)                (65,000)      137,000      (127,000)
                                           ----------    ----------   -----------
Income tax expense in the statement
  of operations                             2,435,000     2,929,000     2,149,000
Income tax expense (benefit) charged
  (credited) directly to
  stockholders' equity:
  Gains (losses) on securities
    available for sale                         74,000       924,000    (1,296,000)
  ESOP dividends                              (29,000)      (45,000)      (28,000)
  Exercise of stock options                   (34,000)      (27,000)      (49,000)
                                           ----------    ----------   -----------
                                           $2,446,000    $3,781,000   $   776,000
                                           ==========    ==========   ===========

      The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that gave rise to significant portions of the deferred tax asset as of December 31, 1996 and 1995, are summarized as follows:

December 31,                                                1996          1995
------------                                                ----          ----

Deferred tax assets:
  Allowance for losses on loans and real estate       $ 1,657,000    $ 1,559,000
  Postretirement benefits                                 244,000        242,000
  Other                                                   812,000        746,000
                                                      -----------    -----------
      Deferred tax assets                               2,713,000      2,547,000
Deferred tax liabilities:
  Excess of tax bad debt reserves over base-year
    reserves                                           (1,255,000)    (1,255,000)
  Loan swap amortization                                       --       (124,000)
  Unrealized gains on available-for-sale securities      (111,000)       (37,000)
  Federal Home Loan Bank stock dividends                 (285,000)      (285,000)
  Deferred loan origination fees                         (506,000)      (313,000)
  Deferred loss on termination of interest rate
    exchange agreement                                         --        (36,000)
  Other                                                  (239,000)      (171,000)
      Deferred tax liabilities                         (2,396,000)    (2,221,000)
                                                      -----------    -----------
      Net deferred tax asset                          $   317,000    $   326,000
                                                      ===========    ===========

      The deferred tax asset is subject to certain asset realization tests. Management believes that no valuation allowance is required at December 31, 1996 and 1995, or at the end of any interim quarter during these years, due to the combination of potential recovery of tax previously paid and the reversal of certain deductible temporary differences. Federal income taxes of $7,300,000 were paid during the three years ended December 31, 1996.

      Federal income tax expense differs from the amounts computed using the statutory federal income tax rate of 34 percent. The reasons for the differences are summarized as follows:

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

Tax expense at federal statutory rate      $2,680,000    $3,309,000    $2,631,000
Increase (decrease) resulting from:
  Base-year tax bad debt reserves, net             --      (174,000)     (476,000)
  Low-income housing tax credits             (228,000)     (228,000)           --
Other, net                                    (17,000)       22,000        (6,000)
                                           ----------    ----------    ----------
                                           $2,435,000    $2,929,000    $2,149,000
                                           ==========    ==========    ==========

      As a result of legislation enacted in 1996, the Bank is not permitted to use the reserve method previously available to thrift institutions to compute its tax bad debt deduction for years ending after December 31, 1995. It is expected the excess of the Bank's December 31, 1995, tax bad debt reserves over its reserves as of December 31, 1987, will be taken into taxable income ratably over a six-year period beginning in 1998, and a deferred tax liability has been recognized related to this amount. No deferred tax liability has been recognized for the Bank's December 31, 1987, tax bad debt reserves of $8,500,000, since these reserves would only be taken into taxable income under circumstances the Corporation is not likely to encounter. Therefore, this temporary difference is not expected to reverse in the foreseeable future.

(14)  STOCK OPTION PLANS

      In October 1990, the Corporation  adopted the 1990 Stock Option Plan (1990
Plan) for the benefit of directors, selected officers, and other key employees. The number of shares of common stock reserved for issuance under the 1990 Plan was equal to 10 percent of the total number of common shares issued pursuant to the Bank's conversion to capital stock form. The 1990 Plan provides for the granting of options for up to 380,962 shares of the Corporation's common stock at the fair market value at the time the options are granted. The 1990 Plan will remain in effect until June 28, 2000. Each stock option granted under the 1990 Plan must be exercised within ten years of the date the option was granted.

      In April 1994, the Corporation adopted the 1994 Stock Option and Incentive Plan (1994 Plan) to provide select employees and directors the opportunity to acquire shares. The number of shares of common stock reserved for issuance under the 1994 Plan was equal to 10 percent of the then-outstanding shares. The 1994 Plan provides for the granting of options for up to 496,221 shares of the Corporation's common stock at the fair market value at the time the options are granted. The 1994 Plan will remain in effect until April 19, 2004. Each stock option granted under the 1994 Plan must be exercised within ten years of the date the option was granted. The 1994 Plan provides that the Stock Option Committee (Committee), appointed by the Corporation's board of directors, at its discretion, may award restricted shares of the Corporation's common stock to employees. Shares of the Corporation's common stock issued pursuant to the 1994 Plan are restricted for a period of no less than six months and no greater than five years. The Committee determines the restrictions applicable to the award of restricted stock, including, but not limited to, requirements of continuous service for a specified term or the attainment of specific corporate, divisional, or individual performance standards or goals. As of December 31, 1996, no restricted stock has been awarded.

      Both plans also provide for the granting of options with tandem stock appreciation rights. Stock appreciation rights entitle the grantee to receive cash equal to the excess of the market value of the shares at the date the right is exercised over the exercised price. Upon exercise of a stock appreciation right, the related option, or portion thereof, is canceled. An expense is accrued for the amount by which the market value of the stock exceeds the option price for each stock appreciation right outstanding. As of December 31, 1996, no stock appreciation rights have been granted.

      Financial Accounting Standard No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 1996 and 1995.

                                                           1996            1995
                                                           ----            ----

Net income as reported                                 $5,447,292      $6,802,903
Pro forma net income                                    5,349,009       6,716,873
Primary earnings per share as reported                       1.09            1.35
Pro forma primary earnings per share                         1.07            1.33
Fully diluted earnings per share as reported                 1.09            1.35
Pro forma fully diluted earnings per share                   1.07            1.33

      In future years, the pro forma effect of not applying this standard is expected to increase as additional options are granted.

      Options exerciseable at December 31, are as follows:

                                               1996         1995          1994
                                               ----         ----          ----

Number of options                             200,678     225,643       220,646
Weighted-average exercise price                 $4.37       $4.20         $4.50

      For options granted during the years indicated, the weighted-average fair values at grant date are as follows:

                                                           1996            1995
                                                           ----            ----

Options granted at market price:
  Exercise price                                          $19.13          $18.85
  Fair value                                                5.60            4.65

      The fair value of options granted during 1996 and 1995 is estimated using the following weighted average information:

                                                           1996            1995
                                                           ----            ----

Risk-free interest rate                                    5.42%           5.57%
Expected life                                           10 YEARS        10 years
Expected volatility of stock price                        17.01%          19.36%
Expected dividends                                         2.00%           2.00%

      At December 31, 1996, options outstanding were as follows:

Number of options                                                          328,658
Range of exercise price                                             $3.80 - $19.21
Weighted-average exercise price                                              $9.95
Weighted-average remaining option life                                  5.77 years
For options now exerciseable:
  Number                                                                   200,678
  Weighted-average exercise price                                            $4.37

      The following table summarizes outstanding grants and stock option transactions for the three years ended December 31, 1996:

                                                                           Average
                                                            Number of     Exercise
                                                             Shares         Price
                                                             ------         -----

Options outstanding at December 31, 1993                    277,894        $ 4.18
Options exercised                                           (26,845)         4.31
Options forfeited                                            (3,490)         5.89
Options granted                                               9,317         13.63
                                                            -------        ------
Options outstanding at December 31, 1994                    256,876          4.48
Options exercised                                           (23,936)         4.76
Options forfeited                                            (1,129)         8.44
Options granted                                             114,510         18.85
                                                            -------        ------
Options outstanding at December 31, 1995                    346,321          9.20
Options exercised                                           (28,060)         4.09
Options forfeited                                              (397)        14.56
Options granted                                              10,794         19.13
                                                            -------        ------
Options outstanding at December 31, 1996                    328,658        $ 9.95
                                                            =======        ======

      At December 31, 1996, 374,381 shares were available for future grants.

(15)  EMPLOYEE STOCK OWNERSHIP PLAN

      In conjunction with the plan of conversion, the Corporation's board of directors approved a noncontributory Employee Stock Ownership Plan (ESOP) for substantially all employees. The ESOP acquired 331,271 and 108,316 shares of common stock in June 1990 and December 1991, respectively, for $1,260,000 and $595,088, respectively, financed by loans payable to a nonaffiliated bank. The loan agreements are secured by pledges of the Corporation's common stock owned by the ESOP and purchased with the proceeds from these loans. The Corporation does not guarantee the debt.

      On April 25, 1994, the ESOP borrowed from the Corporation funds totaling $1,097,095, which were used to repay debt outstanding to the nonaffiliated bank. The repayment schedules for the new loans are the same as those contained in the original loan agreements; however, the new agreements provide for the payment of no interest on the unpaid principal balances. As of December 31, 1996, the outstanding loan balances are reflected as a reduction in stockholders' equity.

      The Corporation's contribution to the ESOP was approximately $147,000, $99,000, and $229,000 for the years ended December 31, 1996, 1995, and 1994, respectively. These amounts were charged to expense in the accompanying consolidated statements of operations. Dividends on shares not allocated to participants and held by the ESOP are utilized to service the ESOP debt and are tax-deductible by the Corporation to the extent they are utilized to repay the outstanding principal of the debt. Contributions from dividends on shares held by the ESOP approximated $85,000, $133,000, and $30,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The interest portion of the loan payments approximated $0, $0, and $27,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The remainder of the loan payments was applied to reduce the outstanding principal balance of the ESOP debt.

(16)  PENSION PLAN AND OTHER RETIREMENT BENEFITS

EMPLOYEES' DEFERRED SAVINGS PLAN AND DEFERRED SAVINGS PLAN

      The Bank's Employees' Deferred Savings Plan and Deferred Savings Plan (401(k) plans) cover substantially all of its employees who have attained the age of 21, have completed at least one year of service, and are a full-time or part-time employee who has worked at least 1,000 hours during such plan year. Eligible employees may contribute up to 18 percent of their annual compensation, subject to certain maximums established by the Internal Revenue Service. The Corporation will match up to 50 percent of the first 4 percent of the employees' compensation deferred each year. In 1994, in addition to providing matching funds under the 401(k) plans, the Bank established a discretionary profit-sharing plan whereby eligible employees, regardless of their level of participation in the 401(k) plans, received a contribution to their 401(k) account in an amount equal to 2 percent of their compensation. The Corporation's cost of these plans for the years ending December 31, 1996, 1995, and 1994, was approximately $176,000, $132,000, and $137,000, respectively.

FINANCIAL INSTITUTIONS RETIREMENT FUND

      The former Union Federal Savings (Union) was a participant in the multiple employer Financial Institutions Retirement Fund (FIRF or the Fund), and substantially all of its officers and employees were covered by the plan. FIRF provides benefits based on basic compensation and years of service for employees age 21 and over after one year of service. Union's contributions were determined by FIRF and generally represented the normal cost of the Fund. No contributions to the Fund were required during the years ended December 31, 1996, 1995, and 1994.

      Union's participation in the FIRF was withdrawn effective February 29, 1992. Employee participants were given the election to either choose continued participation with the FIRF or to transfer the accrued benefit into the Bank's 401(k) plans. Transfer of excess plan assets to the Bank's 401(k) plans began during 1993 upon receipt of final regulatory approvals. Transfers of excess plan assets continued in 1994 and are periodically allocated to remaining eligible participants as an employer contribution.

POSTRETIREMENT BENEFITS

      The Bank's Employees' Retirement Health Care and Life Insurance Plan (Postretirement Plan) is a contributory defined benefit postretirement health care plan which covers substantially all employees of the Bank and their covered dependents. Eligibility for benefits from the Postretirement Plan is age 60 with at least 25 years of service with the Bank and active employment at retirement. Retirees' contributions to the Postretirement Plan vary based upon the retiree's age and election of coverage.

      Components of net periodic postretirement benefit cost for the years indicated are as follows:

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

Service cost                                  $21,209    $13,729        $18,032
Interest cost                                  47,523     49,682         50,489
Amortization and deferral                          --     (3,470)            --
                                              -------    -------        -------
Net periodic postretirement benefit cost      $68,732    $59,941        $68,521
                                              =======    =======        =======

      The weighted average discount rate used in determining the net periodic postretirement benefit cost for 1996, 1995, and 1994 was 7.25 percent, 8.75 percent, and 7.25 percent, respectively. Additionally, in determining the net periodic postretirement benefit cost in 1996 was a health care inflation assumption of 11.06 percent, grading down uniformly to 5.25 percent in 2005 and all years thereafter. A health care inflation assumption of 11.96 percent, grading down uniformly to 6.75 percent in 2005 and all years thereafter, was used in 1995. In 1994, a health care inflation assumption of 12.4 percent, grading down uniformly to 5.75 percent in 2005 and all years thereafter, was used. The dental inflation assumption was 5.00 percent, 5.75 percent, and 5.75 percent in 1996, 1995, and 1994, respectively.

      The   Postretirement   Plan's  funded  status,   reconciled  with  amounts
recognized in the consolidated statements of financial condition, is as follows:

                                                           1996            1995
                                                           ----            ----
Accumulated postretirement benefit obligation for:
  Retirees                                              $433,545        $415,233
  Other fully eligible plan participants                  41,710          43,057
  Other active plan participants                         264,113         229,367
                                                        --------        --------
      Total accumulated postretirement benefit
        obligation                                       739,368         687,657
Plan assets at fair value                                     --              --
                                                        --------        --------
Accumulated postretirement benefit obligation in
  excess of plan assets                                  739,368         687,657
Unrecognized net transition obligation                        --              --
                                                        --------        --------
Unrecognized net gains (losses) from experience
  different from that assumed                            (21,872)         23,298
Prior service cost not yet recognized in net periodic
  postretirement benefit cost                                 --              --
                                                        --------        --------
Accrued postretirement benefit cost                     $717,496        $710,955
                                                        ========        ========

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995, was 7.50 percent and 7.25 percent, respectively.

      For measurement purposes at December 31, 1996, the health care inflation rate is assumed to decline uniformly from 10.41 percent per year presently to
5.50 percent per year in 2005 and all years thereafter. The dental inflation assumption is 5.00 percent per year in all future years.

      At December 31, 1995, for measurement purposes, the health care inflation rate is assumed to decline uniformly from 11.06 percent per year to 5.25 percent per year in 2005 and all years thereafter. The dental inflation assumption is
5.75 percent per year in all future years.

      The effect of a one-percentage-point increase in the health care cost trend rate assumptions on the service and interest components of net periodic postretirement benefit cost for 1996, 1995, and 1994 and the accumulated postretirement benefit obligation as of December 31, 1996 and 1995, would be minimal because of the application of defined dollar caps on employer-provided benefits.

(17)  REGULATORY MATTERS

      The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

      The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                                    Tier 1 Capital
                                                  Capital to Risk-    to Adjusted
                                                   Weighted Assets   Total Assets
                                                   ---------------   ------------
Well capitalized                                  10%          6%           5%
Adequately capitalized                             8%          4%           4%
Undercapitalized                                   6%          3%           3%

      At year end, actual capital levels (in millions) and minimum required levels were:

                                                                                        Minimum
                                                                                        Required
                                                                                       To Be Well
                                                                         Minimum    Capitalized Under
                                                                         Required         Prompt
                                                                       For Capital     Corrective
                                                                         Adequacy         Action
                                                          Actual         Purposes      Regulations
                                                          ------         --------      -----------
                                                     Amount   Ratio   Amount  Ratio  Amount   Ratio
                                                     ------   -----   ------  -----  ------   -----

1996:
Total capital (to risk weighted assets)               $64.1   13.2%   $38.9    8.0%   $48.6   10.0%
Tier 1 (core) capital (to risk
  weighted assets)                                    $59.6   12.3%   $19.4    4.0%   $29.1    6.0%
Tier 1 (core) capital (to adjusted
  total assets)                                       $59.6    7.2%   $24.9    3.0%   $41.5    5.0%
Tangible capital (to adjusted
  total assets)                                       $59.6    7.2%   $12.4    1.5%     N/A     N/A
1995:
Total capital (to risk weighted assets)               $64.4   14.3%   $36.0    8.0%   $45.0   10.0%
Tier 1 (core) capital (to risk
  weighted assets)                                    $60.6   13.5%   $18.0    4.0%   $27.0    6.0%
Tier 1 (core) capital (to adjusted
  total assets)                                       $60.6    8.0%   $22.8    3.0%   $38.0    5.0%
Tangible capital (to adjusted
  total assets)                                       $60.6    8.0%   $11.4    1.5%     N/A     N/A

      The Bank at December 31, 1996 and 1995, was categorized as well capitalized.

      The following is a reconciliation of the Corporation's consolidated stockholders' equity for financial reporting purposes to the Bank's consolidated tangible, core, and risk-based capital available to meet its regulatory requirements:

December 31,                                               1996            1995
------------                                               ----            ----

Corporation's stockholders' equity as reported in
  the accompanying consolidated financial statements  $62,470,027      $62,743,021
Plus (less):
  Capitalization of parent company                     (2,683,442)      (2,066,669)
  Unrealized gains on available-for-sale
    securities, net of tax                               (214,594)         (71,661)
                                                      -----------      -----------
Tangible and core capital                              59,571,991       60,604,691
Plus supplementary capital:
  General loss reserves                                 4,563,594        4,586,716
  Less: Equity investments and investment in real
    property required to be deducted                           --         (753,874)
                                                      -----------      -----------
Risk-based capital                                    $64,135,585      $64,437,533
                                                      ===========      ===========


      The Bank may not declare or pay cash dividends on, or purchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

      The Deposit Insurance Fund Act of 1996 (DIFA) was enacted on September 30, 1996. DIFA addressed inadequate funding of the Savings Association Insurance Fund (SAIF), which had resulted in a significant deposit insurance premium disparity between banks insured by the Bank Insurance Fund and SAIF-insured thrifts, which were required to pay substantially higher deposit insurance premiums. As a result of the legislation, a one-time special assessment was imposed. The Bank's one-time pre-tax assessment was $3,355,000 and this nonrecurring charge was recognized in the third quarter of 1996. The DIFA provides for a reduction in deposit insurance premiums in subsequent periods and other regulatory reforms.

(18)  EARNINGS PER SHARE

      Earnings per share of common stock are based on the weighted average number of common shares and common share equivalents outstanding during the year. The effect of common stock equivalent shares applicable to employees' and directors' stock options has been included in the calculation of earnings per share for 1996, 1995, and 1994 because their impact was dilutive. The weighted average number of common and common equivalent shares used in the calculation of primary and fully diluted earnings per share for 1995 and 1994 was restated to give retroactive effect to the 10 percent stock dividend declared August 20, 1996.

      The following table details the calculation of earnings per share on both primary and fully diluted bases for the following years:

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

Primary:
Net earnings applicable to common stock
  and common stock equivalents              $5,447,292  $6,802,903     $5,588,818
                                            ==========  ==========     ==========
Average number of common shares
  outstanding                                4,856,838   4,885,448      4,887,637
Common stock equivalents of stock options      159,873     180,487        180,724
                                            ----------  ----------     ----------
                                             5,016,711   5,065,935      5,068,361
                                            ==========  ==========     ==========
Primary earnings per common share           $     1.09  $     1.35     $     1.09
                                            ==========  ==========     ==========
Fully diluted:
Net earnings applicable to common
  stock and common stock equivalents        $5,447,292  $6,802,903     $5,588,818
                                            ==========  ==========     ==========
Average number of common shares
  outstanding                                4,856,838   4,885,448      4,887,637
Common stock equivalents of stock
  options                                      160,665     183,812        180,733
                                            ----------  ----------     ----------
                                             5,017,503   5,069,260      5,068,370
                                            ==========  ==========     ==========
Fully diluted earnings per common share     $     1.09  $     1.35     $     1.09
                                            ==========  ==========     ==========


(19)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      In the normal course of business, to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates, the Corporation is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

      The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of that instrument. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

      Financial instruments whose contract amounts represent credit risk at December 31, 1996 and 1995, are as follows:

                                                           1996            1995
                                                           ----            ----

Commitments to extend credit                          $73,220,000     $54,469,000
Letters of credit                                         283,000         486,000


      There were no financial instruments whose notional amounts exceeded the amount of credit risk at December 31, 1996.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation applies the same credit standards used in the lending process when extending these commitments and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include residential real estate and income-producing commercial properties.

      Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Most guarantees extend for one year and expire in decreasing amounts through December 5, 1997. The extent of collateral held on those commitments at December 31, 1996, is equal to or in excess of the committed amount.

      The Corporation has used interest rate exchange agreements to manage interest rate exposure on its interest-bearing liabilities. Interest rate exchange transactions generally involve the exchange of fixed- and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate exchange agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to the agreements with the Corporation have been primary dealers. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

      On November 17, 1994, the Corporation terminated, at a loss of $229,000, its remaining interest rate exchange agreement with an aggregate notional amount of $15,000,000 and a maturity date of December 23, 1996. The deferred loss from the termination of the interest rate exchange agreement totaled $0 and $107,000 at December 31, 1996 and 1995, respectively. Amortization of the loss as interest expense totaled $107,000 and $109,000 for 1996 and 1995, respectively.

(20)  CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

      The statements of financial condition at December 31, 1996 and 1995, and the statements of operations and cash flows for the years ended December 31, 1996, 1995, and 1994, of CFSB Bancorp, Inc., follow:

STATEMENTS OF FINANCIAL CONDITION

December 31,                                               1996            1995
------------                                               ----            ----

ASSETS:
  Cash on deposit at subsidiary bank                  $ 1,122,093      $ 1,144,397
  Investment in subsidiary bank                        59,786,585       60,676,352
  Dividends receivable from subsidiary bank               829,050               --
  Other assets                                          1,825,052        1,955,021
                                                      -----------      -----------
      Total assets                                    $63,562,780      $63,775,770
                                                      ===========      ===========
LIABILITIES:
  Dividends payable to stockholders                   $   564,629      $   489,798
  Other liabilities                                       528,124          542,951
                                                      -----------      -----------
      Total liabilities                                 1,092,753        1,032,749
                                                      -----------      -----------
STOCKHOLDERS' EQUITY:
  Common stock                                             48,496           45,185
  Additional paid-in capital                           41,422,898       34,389,162
  Retained income                                      23,863,600       29,852,980
  Net unrealized gains on available-for-sale
    securities of subsidiary bank, net of tax             214,594           71,661
  Employee Stock Ownership Plan                          (459,408)        (691,294)
  Treasury stock                                       (2,620,153)        (924,673)
                                                      -----------      -----------
      Total stockholders' equity                       62,470,027       62,743,021
                                                      -----------      -----------
      Total liabilities and stockholders' equity      $63,562,780      $63,775,770
                                                      ===========      ===========


STATEMENTS OF OPERATIONS

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

INCOME:
  Dividends from subsidiary bank           $6,342,950    $3,022,000    $5,209,702
  Loss in equity investment                  (108,153)      (16,651)           --
                                           ----------    ----------    ----------
      Total operating income                6,234,797     3,005,349     5,209,702
EXPENSES:
  Compensation, payroll taxes, and
    fringe benefits                           312,954       333,072       248,880
  Other operating expenses                    208,621       222,142       282,869
                                           ----------    ----------    ----------
      Total operating expenses                521,575       555,214       531,749
                                           ----------    ----------    ----------
      Income before equity in
        undistributed net income of
        subsidiary bank                     5,713,222     2,450,135     4,677,953
  Equity in undistributed net income
    of subsidiary bank                       (265,930)    4,352,768       910,865
                                           ----------    ----------    ----------
      Net income                           $5,447,292    $6,802,903    $5,588,818
                                           ==========    ==========    ==========

STATEMENTS OF CASH FLOWS

Years Ended December 31,                       1996         1995          1994
------------------------                       ----         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $ 5,447,292   $ 6,802,903   $ 5,588,818
  Adjustments to reconcile net income:
    Loss (equity) in undistributed net
      income of subsidiary bank                265,930    (4,352,768)     (910,865)
    Decrease (increase) in other assets        129,969      (634,019)     (952,700)
    Increase (decrease) in other
      liabilities                              217,059       257,947    (1,066,287)
                                           -----------   -----------   -----------
      Net cash provided by operating
        activities                           6,060,250     2,074,063     2,658,966
                                           -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised        114,674       114,072       115,630
  Purchases of Treasury stock               (4,089,237)           --    (1,100,607)
  Dividends paid on common stock            (2,107,991)   (1,832,008)   (1,516,405)
                                           -----------   -----------   -----------
      Net cash used by financing
        activities                          (6,082,554)   (1,717,936)   (2,501,382)
                                           -----------   -----------   -----------
  Net increase (decrease) in cash              (22,304)      356,127       157,584
  Cash at beginning of period                1,144,397       788,270       630,686
                                           -----------   -----------   -----------
  Cash at end of period                    $ 1,122,093   $ 1,144,397   $   788,270
                                           ===========   ===========   ===========

(21)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosures of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair-value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

      Fair-value  methods  and  assumptions  for  the  Corporation's   financial
instruments are as follows:

CASH AND CASH EQUIVALENTS

      The carrying amounts reported in the consolidated statements of financial condition for cash and interest-earning deposits with the Federal Home Loan Bank and other depository institutions reasonably approximate those assets' fair values.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Fair values for investment and mortgage-backed securities are based on quoted market prices.

LOANS RECEIVABLE

      For adjustable-rate loans that reprice frequently and with no significant change in credit risk, fair values are generally based on carrying values. The fair values for fixed-rate one- to four-family residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for income-producing property loans and consumer loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

DEPOSIT LIABILITIES

      The fair value of deposits with no stated maturity, such as savings, checking, and money market accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Corporation for deposits of similar remaining maturities. The fair value of accrued interest payable approximates its carrying value.

      The fair-value estimates of deposit liabilities do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

FEDERAL HOME LOAN BANK ADVANCES

      The fair value of the Corporation's borrowings from the Federal Home Loan Bank are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS

      The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

      The estimated fair value of the Corporation's financial instruments at December 31, 1996 and 1995, is as follows:

                                        1996                       1995
                                        ----                       ----
                              CARRYING      ESTIMATED     Carrying      Estimated
                                VALUE      FAIR VALUE       Value      Fair Value
                                -----      ----------       -----      ----------

FINANCIAL ASSETS
Cash and short-term
  interest-earning
  deposits                 $ 22,749,963  $ 22,700,000  $ 29,724,175  $ 29,700,000
Investment securities        31,093,494    31,100,000    55,109,533    55,100,000
Mortgage-backed securities   27,220,567    27,200,000    35,155,907    35,800,000
Loans receivable, net       717,714,636   717,900,000   610,284,070   616,500,000
Accrued interest receivable   4,349,240     4,300,000     4,883,233     4,900,000
FINANCIAL LIABILITIES
Savings, checking, and
  money market accounts     229,359,744   229,400,000   209,402,769   209,400,000
Certificates of deposit     324,214,257   325,300,000   318,413,409   320,500,000
Advances from Federal
  Home Loan Bank            202,639,323   202,600,000   160,649,376   162,000,000
Accrued interest payable      4,233,799     4,200,000     3,474,063     3,500,000
OFF-BALANCE-SHEET ITEMS
Commitments to extend credit         --            --            --            --

LIMITATIONS

      Fair-value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holding of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair-value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair-value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair-value amounts presented do not represent the underlying value of the Corporation.

(22)  QUARTERLY FINANCIAL INFORMATION

      The following is a summary of quarterly financial information for the years ended December 31, 1996 and 1995 (unaudited):

                               March 31       June 30    September 30   December 31
                               --------       -------    ------------   -----------
                                      (In Thousands, Except Per-Share Data)

1996:
  Interest income               $13,786       $14,065       $14,549       $15,002
  Net interest income             5,367         5,721         5,866         5,950
  Provision for loan
    losses                           60            60            60            60
  Income (loss) before
    federal income tax
    expense (benefit)             2,530         2,714          (530)        3,168
  Net income (loss)               1,715         1,851          (293)        2,174
  Earnings (loss) per
    share (1):
    Primary                        0.34          0.36         (0.06)         0.43
    Fully diluted                  0.34          0.36         (0.06)         0.43
  Stock price range (1)   $18.13-$21.88 $17.75-$20.00 $17.75-$19.50 $18.00-$20.75
1995:
  Interest income               $13,029       $13,221       $13,600       $13,711
  Net interest income             5,108         5,043         5,118         5,164
  Provision for loan losses          60            60            60            60
  Income before federal
    income tax expense            2,124         2,303         2,320         2,985
  Net income                      1,466         1,588         1,601         2,148
  Earnings per share (1):
    Primary                        0.29          0.31          0.32          0.43
    Fully diluted                  0.29          0.31          0.32          0.43
  Stock price range (1)   $13.38-$17.00 $16.13-$17.38 $16.13-$20.50 $17.75-$19.50

(1) Per-share data for the first and second quarters of 1996 and all of the 1995 quarters were restated to give retroactive effect to the 10 percent stock dividend declared August 20, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      Information concerning the Directors of the Corporation and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Proposal 1 -- Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

      Information concerning the Executive Officers of the Corporation is set forth under "Item 1. Business --- Executive Officers" which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors -- Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal 1 -- Election of Directors" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal 1 -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

      (a)(1)  Financial  Statements - The  following  financial  statements  are
              ---------------------
incorporated by reference to Item 8 of this Annual Report on Form 10-K:

      1. Consolidated Statements of Financial Condition at December 31, 1996 and 1995
      2. Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.
      3. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994.
      4. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.
      5.    Notes to Consolidated Financial Statements
      6.    Independent Auditors' Report

      (a)(2) Financial  Statement  Schedules - All financial statement schedules
             -------------------------------
have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

      (a)(3) Exhibits - The following  exhibits are either filed as part of this
             --------
report or are incorporated herein by reference:

      3.1 Certificate of Incorporation of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Corporation's registration statement on Form S-1 filed with the SEC on January 9, 1990)

      3.2   Bylaws of CFSB Bancorp, Inc. (incorporated by reference to Exhibit
            3.2 to the Corporation's registration statement on Form S-1 filed with the SEC on January 9, 1990)

      10.1 Stock Option Plan of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 10.3 to the Corporation's registration statement on Form S-1 filed with the SEC on January 9, 1990)

      10.2 Employment Agreements between Community First, A Federal Savings Bank and Robert H. Becker and John W. Abbott (incorporated b reference to Exhibit 10.2 to Post-Effective Amendment No.2 to the Corporation's registration statement on Form S-4 filed with the SEC on May 21, 1990)

      10.3 Merger Conversion Agreement with Union Federal Savings dated June 12, 1991 (incorporated by reference to Exhibit 28.2 to the Corporation's current report on Form 8-K filed with the SEC on June 14, 1992)

      21    Subsidiaries

      23    Consent of KPMG Peat Marwick LLP

      27    Financial Data Schedule


      (b)   Reports on Form 8-K - On December 30, 1996, the  Registrant  filed a
            -------------------
            Current Report on Form 8-K announcing the conversion of its bank subsidiary to a Michigan chartered state savings bank.

      (c)   Exhibits - All exhibits to this report are attached or incorporated
            --------
            by reference as stated above.

      (d)   Financial Statement Schedules - None.
            -----------------------------

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 18, 1997.

                                                CFSB BANCORP, INC.



                                                By: /s/ Robert H. Becker
                                                   ---------------------
                                                      Robert H. Becker
                                                      President and Chief
                                                      Executive Officer
                                                      (Duly Authorized
                                                      Representative)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 18, 1997.


/s/ Robert H. Becker                            /s/ John W. Abbott
--------------------                            ------------------
Robert H. Becker                                John W. Abbott
President and                                   Executive Vice President, Chief
 Chief Executive Officer                         Operating Officer and Secretary
(Principal Executive Officer                    (Duly Authorized Representative)
 and a Director)


/s/ James L. Reutter                            /s/ Holly L. Schreiber
---------------------                           ----------------------
James L. Reutter                                Holly L. Schreiber
Chairman of the Board                           Vice President and Treasurer
(Director)                                      (Principal Financial and
                                                Accounting Officer)


/s/ Cecil Mackey                                /s/ David H. Brogan
---------------------                           ----------------------
Cecil Mackey                                    David H. Brogan
(Director)                                      (Director)


/s/ J. Paul Thompson, Jr.                       /s/ William C. Hollister
------------------------                        ------------------------
J. Paul Thompson, Jr.                           William C. Hollister
(Director)                                      (Director)


/s/ Henry W. Wolcott, IV                        /s/ Donald F. Wall
------------------------                        ------------------------
Henry W. Wolcott, IV                            Donald F. Wall
(Director)                                      (Director)

                               INDEX TO EXHIBITS

Exhibit                                                                   Page

   3.1      Certificate of Incorporation of CFSB Bancorp, Inc.
            (incorporated by reference to Exhibit 3.1 to the
            Corporation's registration statement on Form S-1
            filed with the SEC on January 9, 1990)                          --

   3.2      Bylaws of CFSB Bancorp, Inc. (incorporated by reference
            to Exhibit 3.2 to the Corporation's registration statement
            on Form S-1 filed with the SEC on January 9, 1990)              --

   10.1     Stock Option Plan of CFSB Bancorp, Inc. (incorporated b
            reference to Exhibit 10.3 to the Corporation's registration
            statement on Form S-1 filed with the SEC on January 9, 1990)    --

   10.2     Employment Agreements between Community First, A Federal
            Savings Bank and Robert H. Becker and John W. Abbot
            (incorporated by reference to Exhibit 10.2 to Post-Effectiv Amendment No. 2 to the Corporation's registration
            statement on Form S-1 filed with the SEC on May 21, 1990)       --

   10.3     Merger  Conversion  Agreement with Union Federal  Saving
            dated June 12,  1991   (incorporated  by  reference  to
            Exhibit  28.2 to the Corporation's  current report on For
            8-K filed with the SEC on June 14, 1992)                        --

   21       Subsidiaries

   23       Consent of KPMG Peat Marwick LLP

   27       Financial Data Schedule