Form 10-Q
period 1997-03-31
CFSB BANCORP INC
filed 1997-05-15
CIK 859083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997                 Commission File No. 0-18609



                              CFSB BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              38-2920051
       -------------------------------             -------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)



                               112 East Allegan
                           Lansing, Michigan   48933
                   ----------------------------------------
                   (Address of Principal Executive Offices)


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


There were 4,672,657 shares of the Registrant's $0.01 par value common stock outstanding as of April 30, 1997.

                      CFSB BANCORP, INC., AND SUBSIDIARY

                                   Contents

                                                                Pages
                                                                -----


PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition
   at March 31, 1997, and December 31, 1996 (unaudited)            1

Consolidated Statements of Operations for the three months
   ended March 31, 1997 and 1996 (unaudited)                       2

Consolidated Statement of Stockholders' Equity for the three
   months ended March 31, 1997 (unaudited)                         3

Consolidated Statements of Cash Flows for the three months
   ended March 31, 1997 and 1996 (unaudited)                     4-5

Notes to Consolidated Financial Statements (unaudited)             6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                          7-17


PART II - OTHER INFORMATION                                       18

SIGNATURES                                                        19

                      CFSB BANCORP, INC., AND SUBSIDIARY
                Consolidated Statements of Financial Condition

                                                                                  March 31,          December 31,
                                                                                    1997                1996
                                                                               ---------------     ---------------
                                                                                           (unaudited)
          ASSETS
             Cash and amounts due from depository institutions                 $     3,866,176     $    7,479,722
             Interest-earning deposits with Federal Home
               Loan Bank and other depository institutions,
               at cost which approximates market                                    11,139,276         15,270,241
             Investment securities available for sale, at fair value                30,922,300         31,093,494
             Mortgage-backed securities available for sale, at fair value           25,653,479         27,220,567
             Loans receivable, net                                                 728,350,275        717,714,636
             Accrued interest receivable, net                                        4,836,609          4,349,240
             Real estate, net                                                          271,755            -
             Premises and equipment, net                                            11,543,886         10,985,199
             Stock in Federal Home Loan Bank of Indianapolis, at cost               10,632,000         10,632,000
             Deferred federal income tax benefit                                       436,951            317,270
             Other assets                                                            6,599,748          4,737,177
                                                                                --------------      -------------
                  Total assets                                                  $  834,252,455     $  829,799,546
                                                                                ==============      =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
             Liabilities:
               Deposits                                                         $  559,645,280     $  553,574,001
               Advances from Federal Home Loan Bank                                196,544,338        202,639,323
               Advance payments by borrowers for taxes and insurance                 3,812,970          1,356,507
               Accrued interest payable                                              4,220,193          4,233,799
               Federal income taxes payable                                          1,606,242            740,242
               Other liabilities                                                     4,783,973          4,785,647
                                                                                --------------     --------------
                  Total liabilities                                                770,612,996        767,329,519
                                                                                --------------     --------------


             Stockholders' equity:
               Serial preferred stock, $0.01 par value; authorized
                 2,000,000 shares; issued - none                                       -                  -
               Common stock, $0.01 par value; authorized 10,000,000 shares;
                 issued 4,849,611 shares                                                48,496             48,496
               Additional paid-in capital                                           41,422,898         41,422,898
               Retained income - substantially restricted                           25,401,776         23,863,600
               Net unrealized gains (losses) on available-for-sale securities, net of tax benefit (expense) of $9,132 - 1997 and ($110,548) -
                 1996                                                                  (17,728)           214,594
               Employee Stock Ownership Plan                                          (401,437)          (459,408)
               Treasury stock, at cost; 152,574 shares - 1997 and
                 143,570 shares - 1996                                              (2,814,546)        (2,620,153)
                                                                                --------------     --------------
                  Total stockholders' equity                                        63,639,459         62,470,027
                                                                                --------------     --------------
                  Total liabilities and stockholders' equity                    $  834,252,455     $  829,799,546
                                                                                ==============     ==============


See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Operations


                                                                          Three Months Ended
                                                                               March 31,
                                                                      1997                   1996
                                                                 --------------         -------------
                                                                               (unaudited)
INTEREST INCOME:
  Loans receivable                                               $   13,902,372         $  12,114,542
  Mortgage-backed securities                                            511,188               649,253
  Investment securities                                                 455,659               667,713
  Other                                                                 301,501               354,096
                                                                 --------------         -------------
    Total interest income                                            15,170,720            13,785,604
INTEREST EXPENSE:
  Deposits, net                                                       6,036,114             6,000,777
  Federal Home Loan Bank advances                                     2,919,262             2,418,021
                                                                 --------------         -------------
    Total interest expense                                            8,955,376             8,418,798
    Net interest income before provision
      for loan losses                                                 6,215,344             5,366,806
Provision for loan losses                                                90,000                60,000
                                                                 --------------         -------------
    Net interest income after provision
      for loan losses                                                 6,125,344             5,306,806
OTHER INCOME (LOSS):
  Service charges and other fees                                        927,159               767,854
  Loan servicing income                                                  80,039               110,984
  Gains on sales of loans, net                                           69,857               106,199
  Gains on sales of investment securities
    available for sale, net                                              19,659               -
  Real estate operations, net                                           (15,000)              (15,000)
  Other, net                                                            112,439                51,064
                                                                 --------------         -------------
    Total other income                                                1,194,153             1,021,101
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe benefits                    2,046,076             1,980,505
  Office occupancy and equipment                                        708,578               585,718
  Federal insurance premiums                                             87,734               300,967
  Marketing                                                             212,573               196,049
  Data processing                                                       101,674                84,064
  Other, net                                                            789,258               650,687
                                                                 --------------         -------------
    Total general and administrative expenses                         3,945,893             3,797,990
    Income before federal income tax expense                          3,373,604             2,529,917
Federal income tax expense                                            1,066,000               815,000
                                                                 --------------         -------------
    NET INCOME                                                   $    2,307,604         $   1,714,917
                                                                 ==============         =============

EARNINGS PER SHARE:
    Primary                                                      $         0.47         $        0.34
                                                                 ==============         =============
    Fully diluted                                                $         0.47         $        0.34
                                                                 ==============         =============
DIVIDENDS PAID PER SHARE                                         $         0.12         $        0.10
                                                                 ==============         =============

See accompanying notes to consolidated financial statements.

                       CFSB BANCORP, INC. AND SUBSIDIARY
                Consolidated Statement of Stockholders' Equity
                       Three Months Ended March 31, 1997
                                  (unaudited)

                                                                       Net Unrealized
                                          Additional                    Gains (Losses)    Commitment                      Total
                              Common       Paid-in       Retained     On Available-For-    for ESOP       Treasury     Stockholders'
                               Stock       Capital        Income       Sale Securities      Debt           Stock          Equity
                             --------   ------------   ------------   -----------------   ----------    ------------   ------------
Balance at
  December 31, 1996          $ 48,496   $ 41,422,898   $ 23,863,600           $ 214,594   $ (459,408)   $ (2,620,153)  $ 62,470,027

Net income                       -              -         2,307,604                -            -               -         2,307,604

Stock options exercised          -              -           (65,065)               -            -            100,302         35,237

Repayment of ESOP debt           -              -              -                   -          57,971            -            57,971

Cash dividends on common
   stock - $0.15 per share       -              -          (704,363)               -            -               -          (704,363)

Treasury stock purchased         -              -              -                   -            -           (294,695)      (294,695)

Change in market value
   of available-for-sale
   securities, net               -              -              -               (232,322)        -               -          (232,322)
                             --------   ------------   ------------   -----------------   ----------    ------------   ------------
Balance at
  March 31, 1997             $ 48,496   $ 41,422,898   $ 25,401,776           $ (17,728)  $ (401,437)   $ (2,814,546)  $ 63,639,459
                             ========   ============   ============   =================   ==========    ============   ============


See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Cash Flows





                                                                           Three Months Ended
                                                                                 March 31,
                                                                          1997             1996
                                                                     --------------    -------------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   2,307,604    $   1,714,917
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                         441,071          318,564
       Provision for loan losses                                             90,000           60,000
       Provision for real estate losses                                      15,000           15,000
       Net amortization of premiums and accretion of discounts               28,855          166,879
       Loan origination fees, net of costs deferred                          53,994          (16,178)
       Amortization of loan fees                                            (67,024)         (94,294)
       Amortization of mortgage servicing rights                             27,891               96
       Loans originated for sale                                         (4,207,182)      (9,427,425)
       Proceeds from sales of loans originated for sale                   4,744,300        7,471,757
       Net gains on sales of loans and securities                           (89,516)        (106,199)
       Net losses on sales and disposals of premises and equipment            2,634               -
       Net gains on sales of repossessed property                                -              (430)
       Recoveries of losses                                                   7,660           13,526
       Decrease (increase) in accrued interest receivable                  (487,369)         109,247
       Decrease in accrued interest payable                                 (13,606)         (40,305)
       Increase in federal income taxes payable                             866,000          815,000
       Decrease in other liabilities                                        (83,337)        (100,319)
       Increase in other assets                                          (1,816,742)      (1,002,402)
                                                                     --------------    -------------
              Net cash provided (used) by operating activities            1,820,233         (102,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities available for sale             (9,992,968)      (5,041,125)
       Proceeds from sales of investment securities available for sale   10,029,101               -
       Principal repayments and maturities of investment
          securities available for sale                                          -        12,920,000
       Loan originations (net of undisbursed loans in process)          (32,074,366)     (28,057,643)
       Loans purchased                                                   (5,015,292)     (20,157,862)
       Proceeds from sales of loans                                         856,647        1,787,128
       Principal repayments on loans                                     24,613,035       24,509,022
       Principal repayments and maturities on mortgage-backed
          securities available for sale                                   1,340,950          285,605
       Principal repayments and maturities on mortgage-backed
          securities held to maturity                                            -         2,113,881
       Due to broker                                                             -         1,998,000
       Proceeds from sales, redemptions, and settlements of
          real estate owned, net                                             63,767               -
       Proceeds from sales of repossessed property                           13,600            5,510
       Capitalized additions to real estate owned, net of recoveries         (5,496)           7,929
       Purchases of premises and equipment                               (1,005,491)        (431,666)
       Proceeds from sales and disposals of premises and equipment            3,100            1,224
                                                                     --------------    -------------
              Net cash used by investing activities                     (11,173,413)     (10,059,997)


                      CFSB BANCORP, INC., AND SUBSIDIARY
               Consolidated Statements of Cash Flows, Continued

                                                                           Three Months Ended
                                                                                 March 31,
                                                                          1997             1996
                                                                     --------------    --------------
                                                                                (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                        $  6,071,279      $    5,795,793
     Stock options exercised                                               35,237              88,827
     Purchases of Treasury stock                                         (294,695)                 -
     Net increase in advance payments by
        borrowers for taxes and insurance                               2,456,462           1,771,478
     Federal Home Loan Bank advance repayments                         (9,985,568)         (1,282,819)
     Federal Home Loan Bank advances                                    3,890,583              46,145
     Dividends paid on common stock                                      (564,629)           (490,144)
                                                                     ------------      --------------
            Net cash provided by financing activities                   1,608,669           5,929,280
                                                                     ------------      --------------

     Net decrease in cash and cash equivalents                         (7,744,511)         (4,233,283)

     Cash and cash equivalents at beginning of period                  22,749,963          29,724,175
                                                                     ------------      --------------
     Cash and cash equivalents at end of period                      $ 15,005,452      $   25,490,892
                                                                     ============      ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
       Interest expense                                              $  8,968,982      $    8,459,103
       Federal income taxes                                               200,000                  -
     Transfers of loans to real estate owned                              444,294              73,256
     Transfers of loans to repossessed property                            48,620              14,226
     Loans charged-off                                                     94,779              25,455

See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1996, included in the Corporation's 1996 Annual Report.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and transactions of CFSB Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Community First Bank (Bank), and the Bank's wholly-owned subsidiary, Capitol Consolidated Financial Corporation (Capitol Consolidated), and Capitol Consolidated's wholly-owned subsidiary, Community First Insurance and Investment Services. Intercompany transactions and account balances are eliminated.

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

GENERAL

CFSB Bancorp, Inc. (the "Corporation") is the holding company for Community First Bank (the "Bank"). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank. The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and the southwest corner of Ionia County. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank ("FHLB") advances, to originate loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Net income for the three months ended March 31, 1997, was $2,307,000, or $0.47 per fully diluted share, compared to $1,715,000, or $0.34 per fully diluted share for the same 1996 period, a net increase of $592,000, or 34.6 percent. Principally accounting for this increase in net income between years was growth in the Bank's net interest margin and improved fee income partially offset by increased general and administrative expenses. The Corporation's solid financial performance for the first quarter is attributable to strong mortgage and consumer loan production, improved net interest margins, increased deposits, growth in fee income, and substantially reduced deposit insurance premiums.

Net income for the 1997 first quarter represents a return on average assets of
1.13 percent, an increase from 0.91 percent for the 1996 first quarter and a return on average stockholders' equity of 14.80 percent compared to 10.85 percent in 1996. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 53.9 percent for the quarter ended

March 31, 1997, a significant reduction from 60.5 percent for the quarter ended March 31, 1996.

Net Interest Income
-------------------

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three months ended March 31, 1997 and 1996, and at March 31, 1997, and December 31, 1996. The costs include the annualized effect of the Corporation's interest rate exchange agreement.



                                       For the
                                    Three Months
                                        Ended               At           At
                                      March 31,          March 31,   December 31,
                                   1997       1996         1997          1996
                                 --------  -----------  -----------  ------------
Weighted average yield:
 Loans receivable, net              7.64%        7.72%        7.66%       7.60%
 Mortgage-backed securities         7.81         7.62         7.67        7.82
 Investment securities              5.87         5.40         5.85        5.89
 Interest-earning deposits          2.52         4.26         1.71        4.93
 Other                              7.50         7.58         7.57        7.55
                                    ----         ----         ----        ----

 Total earning assets               7.50         7.49         7.51        7.47

Weighted average cost:
 Savings, checking, and money
  market accounts                   2.57         2.59         2.54        2.65
 Certificates of deposit            5.70         5.89         5.74        5.73
 FHLB advances                      6.02         6.08         6.01        5.97
                                    ----         ----         ----        ----

 Total interest-bearing
  liabilities                       4.82         4.94         4.81        4.86
                                    ----         ----         ----        ----

Interest rate spread                2.68%        2.55%        2.70%       2.61%
                                    ====         ====         ====        ====

Net yield on earning assets         3.02%        2.89%        3.04%       2.95%
                                    ====         ====         ====        ====

Net interest income before provision for loan losses was $6.2 million during the first quarter of 1997, and represented an $848,000 increase compared to the first quarter of 1996. Net interest income was positively affected by lower deposit rates in 1997 and strong growth in earning assets. The Corporation's net interest margin was 3.02 percent for the three months ended March 31, 1997, an improvement from 2.89 percent for the comparable quarter of 1996. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also contributed to an improved net interest margin during 1997. Average loans receivable were $729.2 million in the first quarter of 1997 representing growth of $101.3 million, or 16.1 percent, over average loans receivable of $627.9 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, refinancings, and sales and a resulting change in the composition of the Corporation's earning assets. As the slope of the yield curve began to steepen in the first quarter, customer preferences in the Corporation's local market favored adjustable-rate mortgage loans. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses
-------------------------

The allowance for loan losses, established through provisions for losses charged to expense, is increased by recoveries of loans previously charged off and reduced by charge-offs of loans. During the first quarter of 1997, the provision for loan losses was $90,000 compared to $60,000 during the first quarter a year ago. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of growth in the loan portfolio, the perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

For more information on the Corporation's allowance for loan losses and activity therein, reference is made to "Asset Quality."

Other Income
------------

Other income totaled $1.2 million for the three months ended March 31, 1997, up
16.9 percent from $1.0 million for the three months ended March 31, 1996. Growth in other income resulted primarily from increased deposit fees assessed on a higher level of transaction account activity. A gain on the redemption of an equity security and gains on the sales of investment securities in 1997 also favorably affected the comparison of other income. Partially offsetting these increases in other income were reduced gains on loan sales and decreased servicing income resulting from lower balances of loans serviced for other parties and amortization of capitalized mortgage servicing costs.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $3.9 million for the three months ended March 31, 1997, compared to $3.8 million for the same quarter a year ago. Compensation and fringe benefits expense rose between periods as a result of upward merit-based salary adjustments and increased employment taxes on a higher compensation base partly offset by the effect of fewer full-time equivalent employees. The increase in office occupancy and equipment expense principally results from accelerating the depreciation on computer equipment to more closely reflect the estimated remaining life of this equipment. FDIC insurance, $213,000 lower to date in 1997, reflects the lower premium of 6.5 cents per $100 of domestic deposits versus 23 cents per $100 of domestic deposits in 1996. Contributing to higher other general and administrative expenses was the April 1996 introduction of the Moneycard which resulted in debit card embossment and servicing charges in 1997 but not in first quarter 1996. This card serves as both an ATM card and a debit card allowing customers to make direct withdrawals from their checking accounts when making purchases at merchants accepting MasterCard. The continued promotion of the Corporation's checking account products has resulted in a significant expansion of its customer base. As a consequence, the expanded account base has led to more operating losses in first quarter 1997 than in the first quarter of the prior period. As a partial offset to these increases in general and administrative expenses, regulation by the Michigan Financial Institutions Bureau resulted in lower supervisory fees than similar fees assessed by the Office of Thrift Supervision.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $1.1 million for the three months ended March 31, 1997, compared to $815,000 for the comparable 1996 quarter. The increase primarily reflects a higher level of pre-tax income. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate of 34 percent less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

ASSET QUALITY

Impaired loans as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan and as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures totaled $62,000 at March 31, 1997, and include one income-producing property loan and two commercial business loans. One of these loans totaling $48,000 is included in nonaccrual loans at March 31, 1997. The other two loans totaling $14,000 were not included as nonaccrual loans as they were not 90 days or more past due at March 31, 1997. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS 114 does not apply. The Corporation's respective average investment in impaired loans was $345,000 during the first quarter of 1997. Interest income recognized on impaired loans during first quarter 1997 totaled $1,000. Impaired loans had specific allocations of the allowance for loan losses in accordance with SFAS 114 of $27,000 at March 31, 1997. The Corporation did not have any impaired loans at or during the quarter ended March 31, 1996.

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.

                                    March 31,      December 31,
                                      1997             1996
                                    ---------      ------------
                                      (dollars in thousands)
Nonaccruing loans:
 One- to four-family
  residential mortgages                $  265            $  892
 Income-producing property                  -               359
 FHA-partially insured
  and VA-partially guaranteed              77               183
 Commercial                                48               195
 Consumer installment                     145               158
                                       ------            ------
  Total                                $  535            $1,787
                                       ======            ======

  Percentage of total assets             0.07%             0.21%
                                       ======            ======

Real estate owned:/(1)/
 One-to four-family
  residential mortgages                $  244            $  205
 Income-producing property                359                 -
 Construction and development               -                 7
                                       ------            ------
  Total                                $  603            $  212
                                       ======            ======

  Percentage of total assets             0.07%             0.03%
                                       ======            ======

  Total nonaccruing loans
   and real estate owned               $1,138            $1,999
                                       ======            ======

  Percentage of total assets             0.14%             0.24%
                                       ======            ======

/(1)/ Real estate owned includes properties in redemption and acquired through foreclosure.

The following is a summary of the Corporation's loan and real estate owned loss experience from December 31, 1993, through March 31, 1997.

                                                  Real
                                     Loans       Estate        Total
                                  -----------  -----------  ------------

Balance at December 31, 1993      $3,846,733    $ 167,087    $4,013,820
 Provision for losses                240,000      565,000       805,000
 Charges against the allowance      (153,263)    (711,937)     (865,200)
 Recoveries                          190,448       55,823       246,271
                                  ----------    ---------    ----------

Balance at December 31, 1994       4,123,918       75,973     4,199,891
 Provision for losses                240,000      120,000       360,000
 Charges against the allowance       (55,107)     (34,614)      (89,721)
 Recoveries                           54,328       62,218       116,546
                                  ----------    ---------    ----------

Balance at December 31, 1995       4,363,139      223,577     4,586,716
 Provision for losses                240,000       60,000       300,000
 Charges against the allowance       (76,528)    (187,214)     (263,742)
 Recoveries                           36,983      115,796       152,779
                                  ----------    ---------    ----------

Balance at December 31, 1996       4,563,594      212,159     4,775,753
 Provision for losses                 90,000       15,000       105,000
 Charges against the allowance       (94,779)     (12,648)     (107,427)
 Recoveries                            7,660      116,574       124,234
                                  ----------    ---------    ----------

Balance at March 31, 1997         $4,566,475    $ 331,085    $4,897,560
                                  ==========    =========    ==========

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.14 percent and
0.24 percent at March 31, 1997, and December 31, 1996, respectively, all well below the industry average. In addition, at March 31, 1997, the Corporation's allowances for loan and real estate losses represent 430 percent of its nonperforming assets, significantly above the industry average.

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

The Corporation's current asset/liability management objective is to provide an acceptable balance between interest rate risk, credit risk, and maintenance of yield. The principal operating strategy of the Corporation is to manage the repricing of its interest-sensitive assets and liabilities to reduce the sensitivity of the Corporation's earnings to changes in interest rates. The Corporation generally implements this strategy by: (i) originating and retaining or purchasing adjustable-rate mortgages; (ii) originating construction and consumer loans which typically have shorter terms to maturity or repricing than long-term, fixed-rate residential mortgages; (iii) maintaining liquidity levels adequate to allow flexibility in reacting to the interest rate environment; and
(iv) selling upon origination certain long-term, fixed-rate, residential mortgages in the secondary mortgage market.

One indicator used to measure interest rate risk is a certain time period gap which represents the difference between interest-earning assets which mature or reprice within a certain time period and interest-bearing liabilities which mature or reprice within the same time period. The Corporation's one-year gap, one-to-three-year gap, and three-to-five-year gap was a negative 9.3 percent, negative 5.6 percent, and negative 1.9 percent, respectively at December 31, 1996. The Corporation's gap positions remained relatively unchanged as of March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Total assets rose to $834.3 million at March 31, 1997, a slight increase of $4.5 million from $829.8 million at December 31, 1996.

The Corporation anticipates it will have sufficient funds available to meet current commitments either through operations, deposit growth, or borrowings from the FHLB. At March 31, 1997, the Corporation had total outstanding mortgage loan commitments of $20.8 million of which $16.6 million were for adjustable-rate loans and $4.2 million were for fixed-rate loans. The interest rate on fixed-rate loans generally is not determined until the approximate closing date. Loans in process at quarter-end March 1997 totaled $15.7 million and primarily represented undrawn funds on adjustable- and fixed-rate construction loans of $15.1 million and $579,000, respectively. In addition at year end, there were $1.4 million of commitments to make consumer and commercial business loans. The Corporation also had commitments to extend adjustable-rate home equity lines of credit in the amount of $33.5 million at March 31, 1997. There were additionally $2.3 million of loans in process or undrawn lines of credit on installment and commercial business loans as of March 31, 1997. The Corporation had no firm commitments to purchase mortgage loans and had commitments to sell $1.6 million of fixed-rate, residential mortgage loans at March 31, 1997. One- to four-family residential, fixed-rate mortgage loans totaling $747,000 with a weighted average interest rate of 8.4 percent were held for sale at March 31, 1997.

Lending
-------

Loans receivable increased $10.7 million, or 1.5 percent, to $728.4 million at March 31, 1997, from $717.7 million at December 31, 1996, and increased $94.2 million, or 14.8 percent from $634.2 million at March 31, 1996.

The Corporation originated $36.3 million of loans during the first quarter of 1997, a slight decrease from $37.5 million during the comparable period of 1996. Loan demand remains strong in the Corporation's local market. As market rates edged upward during first quarter 1997, customers sought to secure mortgage loans with favorable interest rates. The Corporation received principal repayments on loans of $24.6 million during the three months ended March 31, 1997, compared to $24.5 million during the first quarter of 1996. The following schedule sets forth the Corporation's loan originations for the three months ended March 31, 1997 and 1996.

                                            Three Months Ended
                                                 March 31,
                                              1997      1996
                                            --------  ---------
                                              (in thousands)

Fixed-rate:
 One- to four-family residential             $ 6,782    $11,534
 Income-producing                                  -        758
 FHA-insured and VA-partially guaranteed         116         65
 Construction and development:
  One- to four-family residential              1,209      1,609
 Commercial                                      130         10
 Consumer                                      3,586      3,414
                                             -------    -------
                                              11,823     17,390

Adjustable-rate:
 One- to four-family residential               8,375      7,385
 Construction and development:
  One- to four-family residential             10,032      6,938
  Income-producing                               467        600
 Commercial                                      615      1,020
 Consumer                                      4,970      4,152
                                             -------    -------
                                              24,459     20,095
                                             -------    -------

 Total originations                          $36,282    $37,485
                                             =======    =======

During the quarters ended March 31, 1997 and 1996, the Corporation sold primarily fixed-rate loans aggregating $5.6 million and $9.2 million, respectively. The level of loan sales is partially a function of the interest rate environment. In the first quarter of 1996, the spread between fixed and adjustable mortgage rates narrowed and there was a proportionately higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there were a higher level of sales in 1996. When the spread between fixed and adjustable mortgage interest rates was relatively wide in the first quarter of 1997, mortgage loan originations reflected customer preferences in the Corporation's market area for adjustable-rate loans which are retained in the Corporation's portfolio.

During the three months ended March 31, 1997, the Corporation purchased from an unaffiliated financial institution $5.0 million of one- to four-family residential, fixed- and adjustable-rate, medium-term mortgage loans compared to purchases of $20.2 million during the three months ended March 31, 1996. The Corporation purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability and the Corporation's liquidity position.

Investment and Mortgage-Backed Securities
-----------------------------------------

At December 31, 1996, investment and mortgage-backed securities available for sale included unrealized net gains of $325,000 reported net of $110,000 of federal income tax expense as a separate component of stockholders' equity. Throughout the first quarter of 1997, market interest rates generally climbed which unfavorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At March 31, 1997, investment and mortgage-backed securities available for sale included unrealized net losses of $27,000 reported net of $9,000 of federal income tax benefit as a separate component of stockholders' equity. The Corporation had no investment or mortgage-backed securities classified as held-to-maturity or trading securities as of March 31, 1997.

Included in the composition of the Corporation's earning assets at March 31, 1997, were $25.7 million of mortgage-backed securities, a 5.8 percent decline from the $27.2 million held at December 31, 1996. The Corporation did not purchase or sell any mortgage-backed securities during the three months ended March 31, 1997 or 1996. The approximate fair value of the mortgage-backed securities portfolio was $25.7 million at March 31, 1997, with gross unrealized gains and losses of $349,000 and $239,000, respectively.

At March 31, 1997, the level of the Corporation's investment securities portfolio declined to $30.9 million from $31.1 million at December 31, 1996. During the first quarter of 1997, $10.0 million of U.S. Treasury securities were sold at gross gains of $20,000. The proceeds from the sales were reinvested in $10.0 million of U.S. Treasury securities with slightly longer maturities. There were no sales of investment securities during the first quarter of 1996. The approximate fair value of the Corporation's investment securities was $30.9 million at March 31, 1997, with gross unrealized gains and losses of $6,000 and $143,000, respectively.

Deposits
--------

Total deposits grew $6.0 million from $553.6 million at December 31, 1996, to $559.6 million at March 31, 1997. The increase resulted from transaction and savings account growth of $2.6 million and $4.8 million, respectively, partially offset by $1.4 million of net certificate of deposit withdrawals. During 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Corporation conducts comprehensive marketing campaigns. The continued promotion of Really Free Checking has resulted in an expansion of the Corporation's deposit base through attracting new customers and cross-selling other Bank products to existing customers.

Borrowings
----------

Since mid-1993, borrowings from the FHLB have been an integral component of the Corporation's funding strategy. Borrowings replace maturing certificates of deposit and other deposit withdrawals, fund asset growth, and are used to manage interest rate risk. FHLB advances grew from $77.8 million at December 31, 1993, to $202.6 million at December 31, 1996, and declined to $196.5 million at March 31, 1997. Of the outstanding FHLB advances at March 31, 1997, $149.6 million carried a weighted average fixed-rate of 6.08 percent. Adjustable-rate advances at March 31, 1997, totaled $46.9 million, all of which reprice based upon three-month LIBOR. Net deposit inflows during the first quarter of 1997 generated liquidity in excess of the levels needed to meet operating requirements, including funding loan originations. As a result, the Corporation repaid $6.1 million of borrowings.

Capital
-------

Total stockholders' equity was $63.6 million at March 31, 1997, a $1.1 million increase, compared to the 1996 year-end total of $62.5 million. Book value per share correspondingly increased to $13.55 at March 31, 1997, from $13.27 per share at December 31, 1996. The increases were primarily the result of net income for the first quarter of 1997 offset in part by dividend declarations and downward market adjustments on available-for-sale securities. Principally as the result of the increase in total stockholders' equity during the first quarter, the ratio of stockholders' equity to assets increased to 7.6 percent at March 31, 1997, from 7.5 percent at December 31, 1996. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.4 percent, 7.4 percent, and 13.2 percent at March 31, 1997, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.15 per share in the first quarter of 1997, an increase of 50.0 percent over the $0.10 per share dividend declared in the first quarter of 1996. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

During June 1996, the Corporation's Board of Directors approved a stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or 246,400 shares of CFSB Bancorp, Inc. common stock. Through the March 31, 1997, the Corporation repurchased 237,420 shares of CFSB Bancorp, Inc. common stock on the open market for $4.4 million, or an average purchase price of $18.46 per share. The program has a one-year term.

ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. The Corporation currently reports Primary EPS and Fully Diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ended after December 15, 1997. Earlier application is not permitted. The impact of implementation is not quantified; however, the Corporation expects upon adoption, Basic EPS will be slightly higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). This statement is based upon a financial-components approach that focuses on control to determine the accounting for transfers of assets. Sales and transfers of assets often divide financial assets and liabilities into components, some of which are retained and some which are not. After transfer, an entity recognizes on its balance sheet the financial and servicing assets it controls and the liabilities it has incurred, and removes the assets when control has been surrendered, and derecognizes liabilities when the obligations have been satisfied. Examples of transactions covered by this standard include, but are not limited to, asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse, and servicing of loans. This statement requires liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. SFAS 125 is effective for transactions occurring after December 31, 1996. This standard does not have a material impact on the Corporation's financial condition or results of operation.

SUBSEQUENT EVENT

On April 15, 1997, the Corporation's Board of Directors authorized a stock repurchase program pursuant to which the registrant may repurchase up to 235,000 shares of the registrant's common stock, which represents approximately 5 percent of registrant's outstanding common stock. The timing of the repurchases and the exact number of shares to be repurchased will be dependent on future market conditions. The Board of Directors approved a similar repurchase program in June 1996. This program was completed in April 1997 with 246,400 shares of common stock purchased on the open market at an average price of $18.58 per share, an aggregate of $4.6 million.

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

                       None

                              CFSB BANCORP, INC.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CFSB BANCORP, INC.
                                     (Registrant)


Date:  May 15, 1997

By: /s/ Robert H. Becker              By: /s/ Holly L. Schreiber
   -------------------------             ----------------------------
   Robert H. Becker                      Holly L. Schreiber
   President and                         Vice President and Treasurer
   Chief Executive Officer               (Principal Financial and
   (Duly Authorized Officer)             Accounting Officer)


By: /s/ John W. Abbott
   -------------------------
   John W. Abbott
   Executive Vice President,
   Chief Operating Officer,
   and Secretary