Form 10-Q/A
period 1997-03-31
CFSB BANCORP INC
filed 1997-05-16
CIK 859083

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                         FORM 10-Q/A (Amendment No. 1)


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

One indicator used to measure interest rate risk is a gap which represents the difference between interest-earning assets which mature or reprice within a certain time period and interest-bearing liabilities which mature or reprice within the same time period. The Corporation's one-year gap, one-to-three-year gap, and three-to-five-year gap was a negative 9.3 percent, negative 5.6 percent, and negative 1.9 percent, respectively at December 31, 1996. The Corporation's gap positions remained relatively unchanged as of March 31, 1997.


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