Form 10-Q
period 1997-06-30
CFSB BANCORP INC
filed 1997-08-12
CIK 859083

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended June 30, 1997    Commission File No. 0-18609



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


There were 5,096,521 shares of the Registrant's $0.01 par value common stock outstanding as of July 31, 1997.

                       CFSB BANCORP, INC., AND SUBSIDIARY

                                    Contents

                                                              Pages
                                                              -----

PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition
   at June 30, 1997, and December 31, 1996 (unaudited)            1

Consolidated Statements of Operations for the three  months
   ended June 30, 1997 and 1996 (unaudited) and for the
   six months ended June 30, 1997 and 1996 (unaudited)            2

Consolidated Statement of Stockholders' Equity for the six
   months ended June 30, 1997 (unaudited)                         3

Consolidated Statements of Cash Flows for the six months
   ended June 30, 1997 and 1996 (unaudited)                     4-5

Notes to Consolidated Financial Statements (unaudited)            6

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                         7-19

PART II - OTHER INFORMATION                                      20

SIGNATURES                                                       21

                      CFSB BANCORP, INC., AND SUBSIDIARY
                Consolidated Statements of Financial Condition

                                                                       June 30,           December 31
                                                                         1997                1996
                                                                    --------------       --------------
                                                                              (unaudited)
ASSETS
  Cash and amounts due from depository institutions                 $    3,686,931       $    7,479,722
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                                   13,176,570           15,270,241
  Investment securities available for sale, at fair value               26,041,788           31,093,494
  Mortgage-backed securities available for sale, at fair value          24,344,469           27,220,567
  Loans receivable, net                                                745,057,491          717,714,636
  Accrued interest receivable, net                                       5,198,656            4,349,240
  Real estate, net                                                         401,787                    -
  Premises and equipment, net                                           10,749,314           10,985,199
  Stock in Federal Home Loan Bank of Indianapolis, at cost              10,766,600           10,632,000
  Deferred federal income tax benefit                                      337,772              317,270
  Other assets                                                           5,676,707            4,737,177
                                                                    --------------       --------------
       Total assets                                                 $  845,438,085       $  829,799,546
                                                                    ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                        $  560,353,267       $  553,574,001
    Advances from Federal Home Loan Bank                               204,430,743          202,639,323
    Advance payments by borrowers for taxes and insurance                6,374,171            1,356,507
    Accrued interest payable                                             4,327,349            4,233,799
    Federal income taxes payable                                           914,163              740,242
    Other liabilities                                                    4,592,778            4,785,647
                                                                    --------------       --------------
       Total liabilities                                               780,992,471          767,329,519
                                                                    --------------       --------------

  Stockholders' equity:
    Serial preferred stock, $0.01 par value; authorized
      2,000,000 shares; issued - none                                            -                    -
    Common stock, $0.01 par value; authorized 10,000,000 shares;
      issued 5,103,843 shares - 1997 and 4,849,611 shares - 1996            51,038               48,496
    Additional paid-in capital                                          48,409,958           41,422,898
    Retained income - substantially restricted                          16,337,218           23,863,600
    Net unrealized gains on available-for-sale securities,
      net of tax expense of $90,046 - 1997 and $110,548 - 1996             174,796              214,594
    Employee Stock Ownership Plan                                         (343,465)            (459,408)
    Treasury stock, at cost; 7,911 shares - 1997 and
      157,927 shares - 1996                                               (183,931)          (2,620,153)
                                                                    --------------       --------------
       Total stockholders' equity                                       64,445,614           62,470,027
                                                                    --------------       --------------
       Total liabilities and stockholders' equity                   $  845,438,085       $  829,799,546
                                                                    ==============       ==============


See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                       Three Months Ended            Six Months Ended
                                                              June 30,                   June 30,
                                                         1997         1996          1997         1996
                                                    ------------  -----------    -----------  -----------
                                                           (unaudited)                 (unaudited)
INTEREST INCOME:
  Loans receivable                                  $ 14,196,567  $12,593,062    $28,098,939  $24,707,604
  Mortgage-backed securities                             474,419      598,085        985,607    1,247,338
  Investment securities                                  468,024      594,740        923,683    1,262,453
  Other                                                  320,181      279,654        621,682      633,750
                                                    ------------  -----------    -----------  -----------
    Total interest income                             15,459,191   14,065,541     30,629,911   27,851,145
INTEREST EXPENSE:
  Deposits, net                                        6,035,135    5,849,951     12,071,249   11,850,728
  Federal Home Loan Bank advances                      3,080,632    2,494,168      5,999,894    4,912,189
                                                    ------------  -----------    -----------  -----------
    Total interest expense                             9,115,767    8,344,119     18,071,143   16,762,917
    Net interest income before provision
      for loan losses                                  6,343,424    5,721,422     12,558,768   11,088,228
Provision for loan losses                                 90,000       60,000        180,000      120,000
                                                    ------------  -----------    -----------  -----------
    Net interest income after provision
      for loan losses                                  6,253,424    5,661,422     12,378,768   10,968,228
OTHER INCOME (LOSS):
  Service charges and other fees                       1,069,355      814,474      1,996,514    1,582,328
  Loan servicing income                                   81,580      102,960        161,619      213,944
  Losses on sales of investment securities
    available for sale, net                              (51,031)     (11,419)       (31,372)     (11,419)
  Gains (losses) on sales of loans, net                   71,826       (4,378)       141,683      101,821
  Real estate operations, net                            (15,000)     (15,000)       (30,000)     (30,000)
  Gains on sales of branches, net                        351,740            -        351,740            -
  Other, net                                             213,018       20,305        325,457       71,369
                                                    ------------  -----------    -----------  -----------
    Total other income                                 1,721,488      906,942      2,915,641    1,928,043
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe benefits     2,052,029    2,035,444      4,098,105    4,015,949
  Office occupancy and equipment                         633,102      554,818      1,341,680    1,140,536
  Federal insurance premiums                              89,553      302,060        177,287      603,027
  Data processing                                        110,314       89,022        211,988      173,086
  Marketing                                              236,092      196,947        448,665      392,996
  Other, net                                             798,611      676,003      1,587,869    1,326,690
                                                    ------------  -----------    -----------  -----------
    Total general and administrative expense           3,919,701    3,854,294      7,865,594    7,652,284
                                                    ------------  -----------    -----------  -----------
    Income before federal income tax expense           4,055,211    2,714,070      7,428,815    5,243,987
Federal income tax expense                             1,260,000      863,000      2,326,000    1,678,000
                                                    ------------  -----------    -----------  -----------
    Net income                                      $  2,795,211  $ 1,851,070    $ 5,102,815  $ 3,565,987
                                                    ============  ===========    ===========  ===========
EARNINGS PER SHARE:
    Primary                                         $       0.52  $      0.33    $      0.95  $      0.64
                                                    ============  ===========    ===========  ===========
    Fully diluted                                   $       0.52  $      0.33    $      0.95  $      0.64
                                                    ============  ===========    ===========  ===========

DIVIDENDS PAID PER SHARE                            $       0.14  $      0.09    $      0.25  $      0.18
                                                    ============  ===========    ===========  ===========

See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC. AND SUBSIDIARY
                Consolidated Statement of Stockholders' Equity
                        Six Months Ended June 30, 1997
                                  (unaudited)

                                                                  Net Unrealized
                                      Additional                   Gains (Losses)       Commitment                    Total
                            Common      Paid-in       Retained   On Available-For-      for ESOP        Treasury    Stockholders'
                             Stock      Capital        Income     Sale Securities         Debt           Stock        Equity
                            -------   -----------   -----------  -----------------     ----------    -----------   ------------
Balance at
  December 31, 1996          48,496   $41,422,898   $23,863,600       $  214,594      $  (459,408)  $(2,620,153)   $ 62,470,027

Net income                        -             -     5,102,815                -                -             -       5,102,815

Stock options exercised           -             -       (96,727)               -                -       150,696          53,969

Repayment of ESOP debt            -             -             -                -          115,943             -         115,943

Cash dividends on common
   stock - $0.29 per share        -             -    (1,469,052)               -                -             -      (1,469,052)

10% common stock dividend     2,542     6,987,060   (11,063,418)               -                -     4,062,759         (11,057)

Treasury stock purchased          -             -             -                -                -     (1,777,23)     (1,777,233)

Change in market value
   of available-for-sale
   securities, net                -             -              -            (39,798)            -             -     $   (39,798)
                           --------   -----------  -------------      -------------  ------------   -----------     -----------
Balance at
  June 30, 1997             $51,038   $48,409,958   $ 16,337,218          $ 174,796   $  (343,465)     (183,931)     64,445,614
                           ========   ===========   =============     =============   ===========   ===========     ===========

See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                1997             1996
                                                                            ------------     ------------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  5,102,815     $  3,565,987
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation and amortization                                             821,198          657,499
       Provision for loan losses                                                 180,000          120,000
       Provision for real estate losses                                           30,000           30,000
       Net amortization of premiums and accretion of discounts                    43,274          268,142
       Loan origination fees, net of costs deferred                               21,915           58,494
       Amortization of loan fees                                                (112,467)        (144,977)
       Amortization of mortgage servicing rights                                  54,174            8,141
       Loans originated for sale                                              (7,344,077)     (18,588,895)
       Proceeds from sales of loans originated for sale                        7,759,645       13,924,936
       Net gains on sales of loans and securities                               (110,311)         (90,402)
       Net (gains) losses on sales and disposals of premises and equipment      (325,667)          27,716
       Net gains on sales of repossessed assets                                        -             (430)
       Recoveries of losses                                                       22,292           18,868
       Increase in accrued interest receivable                                  (849,416)        (228,210)
       Increase in accrued interest payable                                       93,550           74,394
       Increase in federal income taxes payable                                  173,921          143,000
       Decrease in other liabilities                                            (276,687)        (551,490)
       Increase in other assets                                                 (910,790)      (6,121,518)
                                                                            ------------     ------------
              Net cash provided by operating activities                        4,373,369       (6,828,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investment securities available for sale                 (20,000,781)     (10,041,125)
       Proceeds from sales of investment securities available for sale        20,037,696       10,042,188
       Principal repayments and maturities of investment
          securities available for sale                                        5,000,000       18,420,000
       Loan originations (net of undisbursed loans in process)               (80,637,802)     (78,102,486)
       Loans purchased                                                        (9,215,305)     (31,733,987)
       Proceeds from sales of loans                                            2,172,845        1,977,550
       Principal repayments on loans                                          59,335,828       52,696,783
       Principal repayments and maturities on mortgage-backed
          securities available for sale                                        2,755,944          609,993
       Principal repayments and maturities on mortgage-backed
          securities held to maturity                                                  -        4,214,179
       Proceeds from sales, redemptions, and settlements of
          real estate owned, net                                                  79,194          374,341
       Proceeds from sales of repossessed assets                                  47,571            5,510
       Capitalized additions to real estate owned, net of recoveries             (26,253)         (23,518)
       Purchases of premises and equipment                                    (1,307,387)        (865,645)
       Proceeds from sales and disposals of premises and equipment             1,047,741            4,624
       Purchases of Federal Home Loan Bank stock                                (134,600)        (283,900)
                                                                            ------------     ------------
              Net cash used by investing activities                          (20,845,309)     (32,705,493)


                      CFSB BANCORP, INC., AND SUBSIDIARY
               Consolidated Statements of Cash Flows, Continued

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                1997             1996
                                                                            ------------     ------------
                                                                                     (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                               $  6,779,266    $   9,709,546
     Stock options exercised                                                      53,969           92,281
     Purchases of treasury stock                                              (1,777,233)        (103,750)
     Net increase in advance payments by
        borrowers for taxes and insurance                                      5,017,663        4,382,879
     Federal Home Loan Bank advance repayments                               (46,672,961)      (9,721,539)
     Federal Home Loan Bank advances                                          48,464,381       23,746,959
     Dividends paid on common stock                                           (1,279,607)        (982,523)
                                                                            ------------     ------------
            Net cash provided by financing activities                         10,585,478       27,123,853
                                                                            ------------     ------------

     Net decrease in cash and cash equivalents                                (5,886,462)     (12,410,385)

     Cash and cash equivalents at beginning of period                         22,749,963       29,724,175
                                                                            ------------     ------------
     Cash and cash equivalents at end of period                             $ 16,863,501     $ 17,313,790
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
           Interest expense                                                 $ 17,977,593     $ 16,688,523
           Federal income taxes                                                2,195,000        1,535,000
     Transfers of loans to real estate owned                                     583,996          107,733
     Transfers of loans to repossessed assets                                    110,232           26,226
     Loans charged-off                                                           225,579           36,194
     Loans to facilitate the sale of real estate owned                                 -          279,700


See accompanying notes to consolidated financial statements.

                      CFSB BANCORP, INC., AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1996, included in the Corporation's 1996 Annual Report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

Net income for the three months ended June 30, 1997, was $2,795,000, or $0.52 per fully diluted share, a net increase of 51.0 percent, or $944,000, from $1,851,000, or $0.33 per fully diluted share, for the corresponding period in 1996. The Corporation's strong financial performance for the quarter reflected an improved net interest margin, increased fee income, and non-recurring gains generated from the sales of two branches, partially offset by increased general and administrative expenses. Net income for the 1997 second quarter represented a return on average assets of 1.34 percent, an increase from 0.95 percent for the 1996 second quarter and a return on average stockholders' equity of 17.46 percent compared to 11.51 percent in 1996. The Corporation's return on stockholders' equity excluding the gains on the sales of branches was 16.01 percent for the quarter ended June 30, 1997. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 51.0 percent for the quarter ended June 30, 1997, an improvement from 58.0 percent for the quarter ended June 30, 1996.

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three and six months ended June 30, 1997 and 1996, and at June 30, 1997, and December 31, 1996. The costs include the annualized effect of the Corporation's interest rate exchange agreement.

                                      For the         For the
                                   Three Months     Six Months
                                      Ended            Ended           At           At
                                     June 30,         June 30,       June 30,   December 31,
                                  1997     1996    1997      1996     1997         1996
                                 ------   ------  ------    ------   --------   ------------

Weighted average yield:
 Loans receivable, net           7.66%      7.66%   7.65%     7.69%    7.70%        7.60%
 Mortgage-backed securities      7.60       7.58    7.71      7.60     7.68         7.82
 Investment securities           6.07       5.73    5.97      5.55     6.11         5.89
 Interest-earning deposits       2.79       3.71    2.66      4.04     2.01         4.93
 Other                           7.50       7.22    7.50      7.40     7.54         7.55
                                -----      -----   -----     -----    -----        -----

 Total earning assets            7.52       7.49    7.51      7.49     7.55         7.47

Weighted average cost:
 Savings, checking, and money
  market accounts                2.51       2.45    2.54      2.52     2.49         2.65
 Certificates of deposit         5.70       5.75    5.70      5.82     5.78         5.73
 FHLB advances                   6.08       6.02    6.05      6.05     6.06         5.97
                                -----      -----   -----     -----    -----        -----

 Total interest-bearing
  liabilities                    4.82       4.78    4.82      4.86     4.83         4.86
                                -----      -----   -----     -----    -----        -----

Interest rate spread             2.70%      2.71%   2.69%     2.63%    2.72%        2.61%
                                =====      =====   =====     =====    =====        =====
Net interest margin              3.07%      3.04%   3.05%     2.96%    3.08%        2.95%
                                =====      =====   =====     =====    =====        =====


Net interest income before provision for loan losses was $6.3 million during the second quarter of 1997, and represented a $622,000 increase compared to the second quarter of 1996. Net interest income was positively affected by strong growth in earning assets. The Corporation's net interest margin was 3.07 percent for the three months ended June 30, 1997, an improvement from 3.04 percent for the comparable quarter of 1996. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise. In a falling interest rate environment, competition may pressure the Corporation's net interest margin. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also contributed to an improved net interest margin during 1997. Average loans receivable were $741.3 million in the second quarter of 1997 representing growth of $83.1 million, or
12.6 percent, over average loans receivable of $658.2 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, and refinancings and a resulting change in the composition of the Corporation's earning assets. As the slope of the yield curve steepened in the first quarter, customer preferences in the Corporation's local market favored adjustable-rate mortgage loans. During the second quarter the yield curve began to flatten, in response, customer's demand for fixed rate loans increased. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses
-------------------------

The allowance for loan losses, established through provisions for losses charged to expense, is increased by recoveries of loans previously charged off and reduced by charge-offs of loans. During the second quarter of 1997, the provision for loan losses was $90,000 compared to $60,000 during the year-ago period. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of the growth in the loan portfolio, perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

For more information on the Corporation's allowance for loan losses and activity therein, reference is made to "Asset Quality."

Other Income
------------

Other income totaled $1.7 million for the three months ended June 30, 1997, up from $907,000 for the three months ended June 30, 1996. During the second quarter of 1997 the Bank had non-recurring gains on the sales of two of its branches totaling $352,000. Increased deposit fees assessed on a higher level of transaction account activity favorably impacted other income. Also favorably affecting the comparison of other income was increased fees associated with the use of debit cards introduced in April 1996, increased gains on the sales of loans, and increased check printing income. Partially offsetting these increases in other income was decreased servicing income resulting from lower balances of loans serviced for other parties and amortization of capitalized mortgage servicing costs.

General and Administrative Expenses
-----------------------------------

Total general and administrative expenses remained relatively unchanged at $3.9 million for the three months ended June 30, 1997 and 1996. Compensation and fringe benefits expense rose between periods as a result of upward merit-based salary adjustments partly offset by the effect of fewer full-time equivalent employees. Increased office occupancy and equipment expense resulted from increases in real estate taxes. FDIC insurance, $213,000 lower in 1997, reflects the lower premium of 6.3 cents per $100 of domestic deposits versus 23 cents per $100 of domestic deposits in 1996. An increase in Michigan Single Business tax expense also occurred between periods as a result of higher taxable income during the period ended June 30, 1997. The continued promotion of the Corporation's checking account products has resulted in a significant expansion of its customer base. Partially as a consequence, the expanded account base has led to more operating losses in the second quarter of 1997 than in the same quarter a year ago. Somewhat offsetting these increases are reduced supervisory and assessment fees as regulation by the Michigan Financial Institutions Bureau resulted in lower supervisory fees than similar fees assessed by the Office of Thrift Supervision. A refund of Michigan intangibles tax in the second quarter of 1996 also reduced other general and administrative expense for the quarter ended June 30, 1996.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $1.3 million for the three months ended June 30, 1997, compared to $863,000 for the comparable 1996 quarter. The increase in federal income tax expense resulted primarily from a higher level of pre-tax earnings. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate of 34 percent less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net income for the six months ended June 30, 1997, was $5.1 million compared to $3.6 million for the same period in 1996, a net increase of $1.5 million. Principally accounting for this increase in net income between years was significant growth in the Corporation's 1997 net interest margin, gains generated from the sales of two branches, and improved fee income partially offset by increased general and administrative expenses. Net income for the six months ended June 30, 1997, represented a return on average stockholders' equity of 16.14 percent, an increase from 11.18 percent in the 1996 period and a return on average assets of 1.23 percent, an increase from 0.93 percent in the 1996 period. The Corporation's return on stockholders' equity excluding the gains on the sales of branches was 15.41 percent for the six months ended June 30, 1997. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 52.4 percent for the six months ended June 30, 1997, an improvement from 59.2 percent in the year earlier period.

Net Interest Income
-------------------

Net interest income before provision for loan losses was $12.6 million during the first six months of 1997, and represented a $1.5 million increase compared to the same period of 1996. Net interest income was positively affected by lower deposit rates in 1997 and strong growth in earning assets. The Corporation's net yield on average earning assets was 3.05 percent for the six months ended June 30, 1997, an improvement from 2.96 percent for the comparable six-month period of 1996. A shift in the composition of average earning assets from lower yielding, more liquid assets toward higher earning, longer term assets also contributed to an improved net interest margin.

Provision for Loan Losses
-------------------------

The provision for loan losses was $180,000 during the six months ended June 30, 1997 compared to $120,000 for the 1996 period. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

Other Income
------------

Other income was $2.9 million for the six months ended June 30, 1997, an increase of $988,000 compared to $1.9 million for the six months ended June 30, 1996. Growth in other income resulted primarily from increased deposit fees assessed on a higher level of transaction account activity. Also contributing to the higher level of other income were non-recurring gains on the sales of two branches and increased gains on the sales of loans. Prior to the adoption of SFAS 122, the Corporation had no assets capitalized for originated or purchased servicing rights. Effective January 1, 1996, the Corporation adopted the provisions of SFAS 122. As a result, the amortization of the originated servicing asset has led to a decrease in loan servicing income. Also reducing other income were increased losses on the sales of investment securities.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $7.9 million for the six months ended June 30, 1997, an increase of $213,000 compared to $7.7 million for the same
period a year ago.   Compensation rose between periods as a result of upward
merit-based salary adjustments and an increased provision for the management incentive program partly offset by the effect of fewer full-time equivalent employees. Furniture and equipment depreciation increased as a result of accelerating the depreciation on computer equipment to more closely reflect the remaining useful life of this equipment. Marketing expense also increased compared to the 1996 period principally as the result of the continued promotion of the Corporation's checking account products. Increases in single business tax, operating losses, and ATM network fees also contributed to the increase in other general and administrative expense. Federal deposit insurance premiums were substantially reduced as a result of a 16.7 cent reduction in the rates paid per $100 of assessable deposits. Reductions in supervisory fees occurred as a result of the lower fees charged by the Michigan Financial Institutions Bureau.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $2.3 million for the six months ended June 30, 1997, an increase of $648,000 from $1.7 million for the comparable 1996 period. The increase in federal income tax expense resulted from a higher level of pre-tax earnings plus a higher tax rate applied to annualized taxable income in excess of $10 million. The corporation's effective tax rate decreased from 32.0 percent to 31.3 percent during the period primarily due to an increase in the expected annual use of an additional $132,000 of low-income housing federal tax credits.

ASSET QUALITY

The Corporation had no impaired loans at June 30, 1997 as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan and as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS 114 does not apply. The Corporation's respective average investment in impaired loans was $31,000 and $208,000 during the three and six-month periods ended June 30, 1997. Interest income recognized on impaired loans for the six-month period ended June 30, 1997, totaled $1,000.

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.


                                     June 30,     December 31,
                                       1997           1996
                                     --------       --------
                                     (dollars in thousands)

Nonaccruing loans:
 One- to four-family
  residential mortgages              $    898       $    892
 Income-producing property                  -            359
 FHA-partially insured
  and VA-partially guaranteed             110            183
 Commercial                                 -            195
 Consumer installment                      64            158
                                     --------       --------
  Total                                $1,072         $1,787
                                     ========       ========

  Percentage of total assets             0.13%          0.21%
                                     ========       ========

Real estate owned:/(1)/
 One-to four-family
  residential mortgages              $    368       $    205
 Income-producing property                359              -
 Construction and development               -              7
                                     --------       --------
  Total                              $    727       $    212
                                     ========       ========

  Percentage of total assets             0.08%          0.03%
                                     ========       ========

  Total nonaccruing loans
   and real estate owned             $  1,799       $  1,999
                                     ========       ========

  Percentage of total assets             0.21%          0.24%
                                     ========       ========

/(1)/Real estate owned includes properties in redemption and acquired through foreclosure.

The following is a summary of the Corporation's loan and real estate owned loss experience from December 31, 1993, through June 30, 1997.

                                                  Real
                                     Loans       Estate        Total
                                  -----------  -----------  ------------

Balance at December 31, 1993      $3,846,733    $ 167,087    $4,013,820
 Provision for losses                240,000      565,000       805,000
 Charges against the allowance      (153,263)    (711,937)     (865,200)
 Recoveries                          190,448       55,823       246,271
                                  ----------    ---------    ----------

Balance at December 31, 1994       4,123,918       75,973     4,199,891
 Provision for losses                240,000      120,000       360,000
 Charges against the allowance       (55,107)     (34,614)      (89,721)
 Recoveries                           54,328       62,218       116,546
                                  ----------    ---------    ----------

Balance at December 31, 1995       4,363,139      223,577     4,586,716
 Provision for losses                240,000       60,000       300,000
 Charges against the allowance       (76,528)    (187,214)     (263,742)
 Recoveries                           36,983      115,796       152,779
                                  ----------    ---------    ----------

Balance at December 31, 1996       4,563,594      212,159     4,775,753
 Provision for losses                180,000       30,000       210,000
 Charges against the allowance      (225,579)     (34,665)     (260,244)
 Recoveries                           22,292      117,834       140,126
                                  ----------    ---------    ----------

Balance at June 30, 1997          $4,540,307    $ 325,328    $4,865,635
                                  ==========    =========    ==========

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.21 percent and
0.24 percent at June 30, 1997, and December 31, 1996, respectively, all well below the industry average. In addition, at June 30, 1997, the Corporation's allowances for loan and real estate losses represent 270 percent of its nonperforming assets, significantly above the industry average.

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

The Corporation's one-year gap, one-to-three year gap, and three-to-five year gap was a negative 7.3 percent, positive 4.5 percent, and a positive 2.6 percent, respectively at June 30, 1997, compared to a negative 9.3 percent, negative 5.6 percent, and negative 1.9 percent, respectively at December 31, 1996. The change in the Corporation's gap position between periods is primarily the result of using medium-term Federal Home Loan Bank borrowings to fund the origination of adjustable-rate mortgages.

LIQUIDITY AND CAPITAL RESOURCES

Total assets rose to $845.4 million at June 30, 1997, an increase of $15.6 million from $829.8 million at December 31, 1996.

The Corporation anticipates it will have sufficient funds available to meet current commitments either through operations, deposit growth, or borrowings from the FHLB. At June 30, 1997, the Corporation had total outstanding mortgage loan commitments of $24.3 million of which $20.7 million were for adjustable-rate loans and $3.6 million were for fixed-rate loans. The interest rate on fixed-rate loans generally is not determined until the approximate closing date. Loans in process at quarter-end June 1997 totaled $16.4 million and primarily represented undrawn funds on adjustable- and fixed-rate construction loans of $14.9 million and $1.5 million, respectively. In addition at quarter end, there were $1.4 million of commitments to make consumer and commercial business loans. The Corporation also had commitments to extend adjustable-rate home equity lines of credit in the amount of $34.9 million at June 30, 1997. There were additionally $2.5 million of loans in process or undrawn lines of credit on installment and commercial business loans as of June 30, 1997. The Corporation had no firm commitments to purchase mortgage loans and had commitments to sell $1.2 million of fixed-rate, residential mortgage loans at June 30, 1997. One- to four-family residential mortgage loans totaling $1.3 million with a weighted average interest rate of 8.2 percent were held for sale at June 30, 1997.

Lending
-------

Loans receivable increased $27.4 million, or 3.8 percent, to $745.1 million at June 30, 1997, from $717.7 million at December 31, 1996, and increased $75.1 million, or 11.2 percent from $670.0 million at June 30, 1996.

The Corporation originated $51.7 million and $88.0 million of loans during the second quarter and first six months of 1997, respectively, a decrease from $59.0 million and $96.5 million during the comparable periods of 1996, respectively. Loan demand remains strong in the Corporation's local market. As rates fell during the second quarter loan demand began to increase resulting in greater origination activity and more refinancings. The Corporation received principal repayments on loans of $34.8 million and $59.4 million during the three and six months ended June 30, 1997, respectively, compared to $24.2 million and $52.7 million during the second quarter and first six months of 1996, respectively. The following schedule sets forth the Corporation's loan originations for the three and six months ended June 30, 1997 and 1996.

                                            Three Months Ended   Six Month Ended
                                                 June 30,            June 30,
                                              1997      1996      1997      1996
                                            --------  --------  --------  --------
                                                        (in thousands)

Fixed-rate:
 One- to four-family residential             $ 5,593   $ 9,798   $12,375    21,332
 Income-producing                                295         -       295       758
 FHA-insured and VA-partially guaranteed           -        78       115       143
 Construction and development:
  One- to four-family residential              2,065     1,805     3,274     3,414
 Commercial                                      315       253       445       263
 Consumer                                      6,314     5,510     9,901     8,924
                                             -------   -------   -------   -------
                                              14,582    17,444    26,405    34,834

Adjustable-rate:
 One- to four-family residential              15,172    21,512    23,547    28,897
 Income-producing                                  -       610         -       610
 Construction and development:
  One- to four-family residential             12,696    11,679    22,728    18,617
  Income-producing                             2,547     1,705     3,013     2,305
 Commercial                                      643       730     1,258     1,750
 Consumer                                      6,060     5,338    11,031     9,490
                                             -------   -------   -------   -------
                                              37,118    41,574    61,577    61,669
                                             -------   -------   -------   -------

 Total originations                          $51,700   $59,018   $87,982   $96,503
                                             =======   =======   =======   =======

During the quarters ended June 30, 1997 and 1996, the Corporation sold primarily fixed-rate loans, aggregating $4.3 million and $6.6 million, respectively. Loan sales for the six-month periods ended June 30, 1997 and 1996, were $9.9 million and $15.9 million, respectively. The level of loan sales is partially a function of the interest rate environment. The spread between fixed and adjustable mortgage rates was narrower in 1996 and there was a proportionately higher concentration of fixed-rate mortgage loan applications and subsequent closings. Consequently, there were a higher level of sales in 1996. As the spread between fixed and adjustable mortgage interest rates increased during the first six months of 1997, customer preferences in the Corporation's market area favored adjustable-rate loans which are retained in the Corporation's portfolio.

During the three months ended June 30, 1997 and 1996, the Corporation purchased from an unaffiliated financial institution $4.2 million and $11.6 million, respectively of one-to-four family residential, fixed and adjustable-rate, medium-term mortgage loans. Loans purchased during the six months ended June 30, 1997 and 1996, totaled $9.2 million and $31.7 million, respectively. The Corporation purchases residential loans to supplement and complement its own mortgage loan production; purchases are also dependent upon product availability and the Corporation's liquidity position.

Investment and Mortgage-Backed Securities
-----------------------------------------

At December 31, 1996, investment and mortgage-backed securities available for sale included unrealized net gains of $325,000 reported net of $110,000 of federal income tax expense as a separate component of stockholders' equity. Throughout the first half of 1997, market interest rates generally climbed which unfavorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At June 30, 1997, investment and mortgage-backed securities available for sale included unrealized net gains of $175,000 reported net of $90,000 of federal income tax expense as a separate component of stockholders' equity. The Corporation had no investment or mortgage-backed securities classified as held-to-maturity or trading securities as of June 30, 1997.

Included in the composition of the Corporation's earning assets at June 30, 1997, were $24.3 million of mortgage-backed securities, a 10.6 percent decline from the $27.2 million held at December 31, 1996. The Corporation did not purchase or sell any mortgage-backed securities during the quarters or six months ended June 30, 1997 or 1996. The approximate fair value of the mortgage-backed securities portfolio was $24.3 million at June 30, 1997, with gross unrealized gains and losses of $415,000 and $192,000, respectively.

At June 30, 1997, the level of the Corporation's investment securities portfolio declined to $26.0 million from $31.1 million at December 31, 1996. During the first half of 1997, $20.0 million of U.S. Treasury securities were sold at gross losses of $31,000. The proceeds from the sales were reinvested in $20.0 million of U.S. Treasury securities with slightly longer maturities. The approximate fair value of the Corporation's investment securities was $26.0 million at June 30, 1997, with gross unrealized gains and losses of $43,000 and $1,000, respectively.

Deposits
--------

Total deposits grew $6.8 million from $553.6 million at December 31, 1996, to $560.4 million at June 30, 1997. The increase resulted from transaction and savings account growth of $5.4 million and $2.9 million, respectively, partially offset by $1.5 million of net certificate of deposit withdrawals. During 1995, the Corporation introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Corporation conducts comprehensive marketing campaigns. The continued promotion of

Really Free Checking has resulted in an expansion of the Corporation's deposit base through attracting new customers and cross-selling other Bank products to existing customers.

Borrowings
----------

Since mid-1993, borrowings from the FHLB have been an integral component of the Corporation's funding strategy. Borrowings replace maturing certificates of deposit and other deposit withdrawals, fund asset growth, and are used to manage interest rate risk. FHLB advances grew from $77.8 million at December 31, 1993, to $202.6 million at December 31, 1996, and increased to $204.4 million at June 30, 1997. Of the outstanding FHLB advances at June 30, 1997, $169.6 million carried a weighted average fixed-rate of 6.13 percent. Adjustable-rate advances at June 30, 1997, totaled $34.8 million, all of which reprice based upon three-month LIBOR or prime.

Capital
-------

Total stockholders' equity was $64.4 million at June 30, 1997, a $1.9 million increase, compared to the 1996 year-end total of $62.5 million. Book value per share correspondingly increased to $12.65 at June 30, 1997, from $12.06 per share at December 31, 1996. The increases were primarily the result of net income for the first half of 1997 offset in part by dividend declarations and downward market adjustments on available-for-sale securities. Principally as the result of the increase in total stockholders' equity during the first half of the year, the ratio of stockholders' equity to assets increased to 7.6 percent at June 30, 1997, from 7.5 percent at December 31, 1996. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.3 percent, 7.3 percent, and 13.1 percent at June 30, 1997, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.15 per share in the second quarter of 1997, an increase of 50.0 percent over the $0.10 per share dividend declared in the second quarter of 1996. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

The Corporation's Board of Directors also declared a 10 percent stock dividend on May 20, 1997. The additional shares as a result of the dividend were distributed on June 16, 1997, to stockholders of record as of May 30, 1997. Although the stock dividend represents a component of the Corporation's established dividend practices and the Corporation intends to issue similar dividends in the future, such declarations will depend on several factors similar to the cash dividend.

During April 1997, the Corporation's Board of Directors approved a stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or 258,500 shares of CFSB Bancorp, Inc. common stock. Through the June 30, 1997, the Corporation repurchased 62,690 shares of CFSB Bancorp, Inc. common stock on the open market for $1.3 million, or an average purchase price of $20.54 per share. The program has a one-year term.


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

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               On May 22, 1997, the registrant filed a Form 8-K current report announcing the registrant's Board of Directors approved a ten percent common stock dividend. The common stock dividend was distributed June 16, 1997, to stockholders of record as of May 30, 1997. The common stock dividend increased the outstanding common stock of the registrant by ten percent to approximately
               5.1 million shares. Stockholders of record received one share of common stock for each ten shares held.

                               CFSB BANCORP, INC.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CFSB BANCORP, INC.
(Registrant)


Date:  August 6, 1997

By: /s/ Robert H. Becker
   ---------------------------
Robert H. Becker
President and
Chief Executive Officer
(Duly Authorized Officer)


By: /s/ John W. Abbott
   ---------------------------
John W. Abbott
Executive Vice President,
Chief Operating Officer,
and Secretary
(Principal Financial and
Accounting Officer)