Form 10-Q
period 1997-09-30
CFSB BANCORP INC
filed 1997-11-12
CIK 859083

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q

                      QUARTERLY REPORT

             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934


For the Quarter Ended:   September 30, 1997

Commission File Number:  0-18609

                      CFSB BANCORP, INC.
    (Exact name of registrant as specified in its charter)

         Delaware                              38-2920051
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)           Identification Number)

                      112 East Allegan
                    Lansing, Michigan  48933
          (Address of Principal Executive Officer)

Registrant's telephone number, including area code (517)371-2911

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X     NO ___

There were 5,080,056 shares of the Registrant's $0.01 par value common stock outstanding as of October 31, 1997.

              CFSB Bancorp, Inc. and Subsidiary

                         Contents

                                                            Pages
                                                            -----
PART I  -  FINANCIAL INFORMATION

   Consolidated Statements of Condition at
   September 30, 1997 and December 31, 1996 (Unaudited)       1

   Consolidated Statements of Operations for the
   three months ended September 30, 1997 and
   1996 (unaudited) and for the nine months ended
   September 30, 1997 and 1996 (unaudited)                    2

   Consolidated Statements of Stockholders' Equity
   for the nine months ended September 30, 1997
   (unaudited)                                                3

   Consolidated Statements of Cash Flows for the
   nine months ended September 30, 1997 and 1996
   (unaudited)                                               4-5

   Notes to Consolidated Financial Statements
   (unaudited)                                                6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations            7-15

PART II - OTHER INFORMATION                                  16

  SIGNATURES                                                 17

              CFSB BANCORP, INC. AND SUBSIDIARY
             Consolidated Statements of Condition

                                                        September 30,  December 31,
                                                             1997          1996
                                                         ------------   -----------
                                                                (unaudited)
ASSETS
  Cash and amounts due from depository institutions     $  4,420,714   $  7,479,722
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                     17,552,018     15,270,241
  Investment securities available for sale, at
    fair value                                            26,096,000     31,093,494
  Mortgage-backed securities available for sale,
    at fair value                                         23,320,738     27,220,567
  Loans receivable, net                                  756,595,253    717,714,636
  Accrued interest receivable, net                         4,922,648      4,349,240
  Premises and equipment, net                             10,497,618     10,985,199
  Stock in Federal Home Loan Bank of Indianapolis,
    at cost                                               11,423,100     10,632,000
  Deferred federal income tax benefit                        284,001        317,270
  Other assets                                             4,849,678      4,737,177
                                                        ------------   ------------
    Total assets                                        $859,961,768   $829,799,546
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                            $555,766,519   $553,574,001
    Advances from Federal Home Loan Bank                 223,460,674    202,639,323
    Advance payments by borrowers for taxes
      and insurance                                        4,928,164      1,356,507
    Accrued interest payable                               3,792,370      4,233,799
    Federal income taxes payable                             796,163        740,242
    Other liabilities                                      4,946,470      4,785,647
                                                        ------------   ------------
      Total liabilities                                  793,690,360    767,329,519
                                                        ------------   ------------
Stockholders' equity:
  Serial preferred stock, $0.01 par value; authorized
    2,000,000 shares; issued - none                               --             --
  Common stock,  $0.01 par value; authorized
    10,000,000 shares; issued 5,103,843 shares - 1997
    and 4,849,611 shares - 1996                               51,038         48,496
  Additional paid-in capital                              48,409,958     41,422,898
  Retained income - substantially restricted              18,257,114     23,863,600
  Net unrealized gains on available-for-sale securities,
    net of tax expense of $143,817 - 1997 and
    $110,548 - 1996                                          279,176        214,594
  Employee Stock Ownership Plan                             (285,494)      (459,408)
  Treasury stock, at cost; 16,952 shares - 1997 and
    157,927 shares - 1996                                   (440,384)    (2,620,153)
                                                        ------------   ------------

    Total stockholders' equity                            66,271,408     62,470,027
                                                        ------------   ------------
    Total liabilities and stockholders' equity          $859,961,768   $829,799,546
                                                        ============   ============

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                             Three Month Ended          Nine Months Ended
                                               September 30,            September 30,
                                          ---------------------      ---------------------
                                            1997         1996          1997         1996
                                          -------      -------       -------      --------
                                               (Unaudited)                (Unaudited)
INTEREST INCOME:
  Loans receivable                        $14,699,198   $13,210,181 $42,798,137  $37,917,785
  Mortgage-backed securities                  454,107       558,653   1,439,714    1,805,991
  Investment securities                       373,900       488,415   1,297,583    1,750,868
  Other                                       351,769       291,991     973,451      925,741
                                          -----------   ----------- -----------  -----------
     Total interest income                 15,878,974    14,549,240  46,508,885   42,400,385
INTEREST EXPENSE:
  Deposits, net                             6,180,450     5,914,510  18,251,699   17,765,238
  Federal Home Loan Bank advances           3,232,682     2,769,005   9,232,576    7,681,194
                                          -----------   ----------- -----------  -----------
     Total interest expense                 9,413,132     8,683,515  27,484,275   25,446,432
     Net interest income before provision
       for loan losses                      6,465,842     5,865,725  19,024,610   16,953,953
Provision for loan losses                      90,000        60,000     270,000      180,000
                                          -----------   ----------- -----------  -----------
     Net interest income after provision    6,375,842     5,805,725  18,754,610   16,773,953
OTHER INCOME(LOSS):
  Service charges and other fees            1,132,743       916,359   3,129,257    2,498,687
  Loan servicing income                        67,042        95,755     228,661      309,699
  Losses on sales of investment securities
    available for sale, net                        --       (52,769)    (31,372)     (64,188)
  Gains on sale of loans, net                 137,747         7,711     279,430      109,532
  Real estate operations, net                 (15,000)      (15,000)    (45,000)     (45,000)
  Gains on sales of branches, net             153,958            --     505,698           --
  Other, net                                  151,114       131,676     476,571      203,045
                                          -----------   ----------- -----------  -----------
    Total other income                      1,627,604     1,083,732   4,543,245    3,011,775
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe
    benefits                                2,100,271     1,977,330   6,198,376    5,993,279
  Office occupancy and equipment              530,980       747,841   1,872,660    1,888,377
  Federal insurance premiums                   88,009       305,871     265,296      908,898
  FDIC special assessment                          --     3,355,000          --    3,355,000
  Data processing                             107,516        99,325     319,504      272,411
  Marketing                                   220,241       196,304     668,906      589,300
  Other, net                                  818,248       738,235   2,406,117    2,064,925
                                          -----------   ----------- -----------  -----------
    Total general and administrative
      expenses                              3,865,265     7,419,906  11,730,859   15,072,190
                                          -----------   ----------- -----------  -----------
    Income before federal income tax
      expense (benefit)                     4,138,181      (530,449) 11,566,996    4,713,538
Federal income tax expense (benefit)        1,337,000      (237,000)  3,663,000    1,441,000
                                          -----------   ----------- -----------  -----------
    Net income (loss)                     $ 2,801,181   $  (293,449)$ 7,903,996  $ 3,272,538
                                          ===========   =========== ===========  ===========
EARNINGS (LOSS) PER SHARE:
  Primary                                 $      0.53   $     (0.05)$      1.48  $      0.59
                                          ===========   =========== ===========  ===========
  Fully diluted                           $      0.53   $     (0.05)$      1.48  $      0.59
                                          ===========   =========== ===========  ===========
DIVIDENDS PAID PER SHARE                  $      0.15   $      0.10 $      0.40  $      0.28
                                          ===========   =========== ===========  ===========

See accompanying notes to consolidated financial statements.

               CFSB BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Stockholders' Equity
             Nine Months Ended September 30, 1997
                         (unaudited)


                                                            Net Unrealized
                                   Additional               Gains (Losses)      Commitment               Total
                          Common     Paid-in     Retained   On Available-For-    for ESOP   Treasury   Stockholders'
                           Stock     Capital      Income     Sale Securities       Debt       Stock        Equity
                          -------   -----------  ---------   -----------------  ----------  ---------  -------------
Balance at
  December 31, 1996        $48,496  $41,422,898  $23,863,600    $214,594        $(459,408) $(2,620,153) $62,470,027

Net income                    -           -        7,903,996        -                 -         -         7,903,996

Stock options exercised       -           -         (112,425)       -                 -        172,993       60,568

Repayment of ESOP debt        -           -             -           -             173,914       -           173,914

Cash dividends on common
  stock - $0.46 per share     -           -       (2,334,639)       -                 -         -        (2,334,639)

10% common stock dividend    2,542    6,987,060  (11,063,418)       -                 -      4,062,759      (11,057)

Treasury stock purchased      -           -            -            -                 -     (2,055,983)  (2,055,983)

Change in market value of
  available-for-sale
  securities, net             -           -            -          64,582              -         -            64,582

                           -------  -----------  -----------    --------        ---------  -----------  -----------
Balance at
  September 30, 1997       $51,038  $48,409,958  $18,257,114    $279,176        $(285,494) $  (440,384) $66,271,408
                           =======  ===========  ===========    ========        =========  ===========  ===========

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                                             Nine Months Ended
                                                                September 30
                                                          -----------------------
                                                            1997           1996
                                                          --------      ---------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  7,903,996   $  3,272,538
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         1,107,367      1,137,092
      Provision for loan losses                               270,000        180,000
      Provision for real estate losses                         45,000         45,000
      Net amortization of premiums and accretion
        of discounts                                           67,582        319,541
      Loans originated for sale                           (12,459,892)   (20,321,373)
      Proceeds from sales of loans originated for sale     12,929,525     19,355,877
      Net gains on sales of loans and securities             (248,058)       (45,344)
      Net (gains) losses on sales and disposals of premises
        and equipment                                        (479,626)        27,616
      Decrease (increase) in deferred loan fees              (202,741)        48,092
      Decrease (increase) in accrued interest receivable     (573,408)        90,144
      Increase (decrease) in accrued interest payable        (441,429)       491,250
      Increase (decrease) in federal income taxes payable      55,921     (1,009,000)
      Increase in other liabilities                            33,779      3,043,977
      Increase in other assets                                (39,158)    (1,320,940)
                                                         ------------   ------------
        Net cash provided by operating activities           7,968,858      5,314,470

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale   (24,018,281)   (20,060,266)
  Proceeds from sales of investment securities available
    for sale                                               20,037,696     23,135,173
  Principal repayments and maturities of investment
    securities available for sale                           9,000,000     19,420,000
  Loan originations (net of undisbursed loans in
    process)                                             (137,351,506)  (145,998,355)
  Loans purchased                                         (13,125,669)   (31,733,987)
  Proceeds from sales of loans                              8,580,493      2,440,356
  Principal repayments on loans                           101,971,285     86,525,047
  Principal repayments and maturities on mortgage-
    backed securities available for sale                    3,876,805        609,993
  Principal repayments and maturities on mortgage-
    backed securities held to maturity                             --      5,967,777
  Proceeds from sales, redemptions, and settlements
    of real estate owned, net                                 684,954        391,589
  Capitalized additions to real estate owned, net of
    recoveries                                                (15,979)       (29,370)
  Purchase of  premises and equipment                      (1,494,371)    (1,056,443)
  Proceeds from sales and disposals of premises and
    equipment                                               1,354,211          4,724
  Purchases of Federal Home Loan Bank stock                  (791,100)    (1,245,600)
                                                         ------------   ------------
    Net cash used by investing activities                 (31,291,462)   (61,629,362)

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows, Continued


                                                             Nine Months Ended
                                                                September 30
                                                          -----------------------
                                                            1997           1996
                                                          --------      ---------
                                                                 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                               $  2,192,518  $ 14,648,350
  Stock options exercised                                      60,568        99,094
  Purchases of treasury stock                              (2,055,983)   (1,833,537)
  Net increase in advance payments by borrowers
    for taxes and insurance                                 3,571,657     3,094,707
  Federal Home Loan Bank advance repayments               (89,118,030)  (70,342,701)
  Federal Home Loan Bank advances                         109,939,381   100,340,801
  Dividends paid on common stock                           (2,044,738)   (1,528,333)
                                                         ------------  ------------
    Net cash provided by financing activities              22,545,373    44,478,381
                                                         ------------  ------------

Net decrease in cash and cash equivalents                    (777,231)  (11,836,511)

Cash and cash equivalents at beginning of period           22,749,963    29,724,175
                                                         ------------  ------------
Cash and cash equivalents at end of period                 21,972,732    17,887,664
                                                         ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest expense                                     $ 27,925,704  $ 24,955,182
    Federal income taxes                                    3,650,000     2,450,000
  Transfers of loans to real estate owned                     656,491       152,418
  Transfers of loans to repossessed assets                    130,827        51,226
  Loans charged-off                                           242,552        58,020
  Loans to facilitate the sale of real estate owned                --       279,700
  Transfer of mortgage-backed securities to available
    for sale classifications                                       --    28,553,035

See accompanying notes to consolidated financial statements.

                    CFSB BANCORP, INC., AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                              (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1996, included in the Corporation's 1996 Annual Report.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and transactions of CFSB Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Community First Bank (Bank), and the Bank's wholly-owned subsidiary, Capitol Consolidated Financial Corporation (Capitol Consolidated), and Capitol Consolidated's wholly-owned subsidiary, Community First Insurance and Investment Services. Intercompany transactions and account balances are eliminated in consolidation.

3.  EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of common shares and common share equivalents outstanding during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following sections are designed to provide a more thorough discussion of the Corporation's financial condition and results of operations as well as to provide additional information on the Corporation's asset quality, management strategies, sources of liquidity, and capital resources. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

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

FINANCIAL CONDITION

The Corporation's total assets increased to $860.0 million at September 30, 1997 from $829.8 million at December 31, 1996.
Most of the growth occurred in loans, which was funded by Federal Home Loan Bank (FHLB) advances.

Net loans receivable increased to $756.6 million at September 30, 1997 from $717.7 million at December 31, 1996. This net growth of $38.9 million occurred primarily through growth in mortgages of $26.8 million, income-producing property loans of $3.5 million, consumer loans of $7.8 million, and commercial loans of $.8 million. Mortgage loan originations for the nine months ended September 31, 1997 were $103.3 million, compared to $124.6 million for the same period a year ago. As rates fell during the second quarter, loan demand began to increase with originations of $35.5 million and $41.3 million in the second and third quarters of 1997, respectively.

Deposits increased $2.2 million to $555.8 million at September
30, 1997 from $553.6 million at December 31, 1996. This growth occurred in checking accounts, partially offset by a decline in certificates of deposit of $1.1 million.

FHLB advances increased $20.9 million to $223.5 million at September 30, 1997 from $202.6 million at December 31, 1996.
The net increase was composed of an increase in fixed rate advances of $57.5 million, partially offset by a decline in adjustable rate advances of $36.6 million. The use of fixed rate advances increased as management continues to take steps to reduce interest rate risk. The Corporation's one-year gap, one-to-three year gap, and three-to-five year gap was a negative 4.2 percent, positive .8 percent, and negative .2 percent, respectively, at September 30, 1997, compared to a negative 9.3 percent, negative 5.6 percent, and negative 1.9 percent, respectively, at December 31, 1996.

Total stockholders' equity was $66.3 million at September 30, 1997, a $3.8 million increase, compared to the 1996 year-end total of $62.5 million. The increase was primarily the result of net income for the first nine months of 1997 offset in part by dividend declarations and treasury stock purchases.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1997, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the three months ended September 30, 1997 was $2,801,000, or $0.53 per fully diluted share, compared to net loss of $293,000, or $0.05 per fully diluted share for the corresponding period in 1996. Net loss for the 1996 period was significantly impacted by a nonrecurring pre-tax charge of $3,355,000 resulting from legislation to recapitalize the Federal Deposit Insurance Corporation's (FDIC) Savings Association Insurance Fund (SAIF). The Corporation's strong financial performance for the current quarter reflected an improved net interest margin, increased fee income, and a nonrecurring gain generated from the sale of one branch. Net income for the 1997 third quarter represented a return on average assets of 1.31 percent, an increase from (0.15) percent for the 1996 third quarter and a return on average stockholders' equity of 16.94 percent compared to (1.81) percent in 1996. The
Corporation's           return on assets and return on
stockholders' equity, excluding the gain on the sale of a branch, was 1.26 percent and 16.32 percent, respectively, for the quarter ended September 30, 1997, compared to .95 percent and 11.84 percent, respectively, in the 1996 period, excluding the FDIC special assessment.

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three and nine months ended September 30, 1997 and 1996, and at September 30, 1997 and December 31, 1996. The 1996 costs include the annualized effect of the Corporation's interest rate exchange agreement.

                                   For the        For the
                                 Three Months    Nine Months
                                    Ended          Ended          At             At
                                 September 30,  September 30,  September 30, December 31,
                                 1997    1996   1997    1996     1997           1996
                                 ----    ----   ----    ----     ----           ----
Weighted average yield:
  Loans receivable, net          7.77%   7.61%  7.69%   7.66%    7.75%          7.60%
  Mortgage-backed securities     7.73    7.56   7.72    7.59     7.76           7.82
  Investment securities          5.76    5.91   5.91    5.65     6.02           5.89
  Interest-earning deposits      3.03    2.01   2.79    3.23     3.52           4.93
  Other                          7.86    7.49   7.62    7.43     7.94           7.55
                                 ----    ----   ----    ----     ----           ----

  Total earning assets           7.63    7.41   7.55    7.46     7.60           7.47

Weighted average cost:
  Savings, checking, and money
    market accounts              2.48    2.46   2.52    2.50     2.47           2.65
  Certificates of deposit        5.76    5.70   5.72    5.78     5.81           5.73
  FHLB advances                  6.20    6.00   6.10    6.03     6.06           5.97
                                 ----    ----   ----    ----     ----           ----

  Total interest-bearing
    liabilities                  4.85    4.80   4.83    4.84     4.88           4.86
                                 ----    ----   ----    ----     ----           ----

Interest rate spread             2.78%   2.61%  2.72%   2.62%    2.72%          2.61%
                                 ====    ====   ====    ====     ====           ====

Net interest margin              3.16%   2.98%  3.08%   2.98%    3.09%          2.95%
                                 ====    ====   ====    ====     ====           ====

Net interest income before provision for loan losses was $6.5 million for the third quarter of 1997, representing a $600,000 increase compared to the third quarter of 1996. Net interest income was positively affected by strong growth in earning assets. The Corporation's net interest margin was 3.16 percent for the three months ended September 30, 1997, an improvement from 2.98 percent for the comparable quarter of 1996. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher-earning, longer-term assets also contributed to an improved net interest margin during 1997. Average loans receivable were $755.9 million in the third quarter of 1997 representing growth of $62.5 million, or 9.0 percent, over average loans receivable of $693.4 million in the same quarter a year earlier. Net interest margin at September 30, 1997 was 3.09 percent, an improvement from 3.08 percent at June 30, 1997 and 2.95 percent at December 31, 1996.

The future trend of the Corporation's net interest margin and net interest income may be impacted by the level of mortgage loan originations, purchases, repayments, and refinancings and a resulting change in the composition of the Corporation's earning assets. As the slope of the yield curve steepened in the first quarter, customer preferences in the Corporation's local market favored adjustable-rate mortgage loans. During the second quarter (and into the third quarter) the yield curve began to flatten, in response, customer's demand for fixed rate loans increased. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise.

Provision for Loan Losses
-------------------------

During the third quarter of 1997, the provision for loan losses was $90,000 compared to $60,000 during the year-ago period. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of the growth in the loan portfolio, perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio (for more information, see "Asset Quality.)"

Other Income
------------

Other income totaled $1.6 million for the three months ended September 30, 1997, up from $1.1 million for the three months ended September 30, 1996. During the third quarter of 1997 the Bank had increased gains on sales of loans and a nonrecurring gain on the sale of a branch of $154,000. Increased deposit fees assessed on a higher level of transaction account activity also favorably impacted other income.

General and Administrative Expenses
-----------------------------------

Total general and administrative expenses were $3.9 million for the three months ended September 30, 1997, a decrease of $3.5 million compared to $7.4 million for the same period a year ago. The decrease in general and administrative expenses was due primarily to a nonrecurring charge of $3.4 million in the third quarter of 1996 to recapitalize the FDIC's SAIF. Compensation and fringe benefits expense rose between periods as a result of upward merit-based salary adjustments partly offset by the effect of fewer full-time equivalent employees. Decreased office occupancy and equipment expense resulted from equipment becoming fully depreciated in the second quarter of 1997. FDIC insurance, $217,000 lower in 1997, reflects the lower premium of
6.3 cents per $100 of domestic deposits versus 23 cents per $100 of domestic deposits in 1996.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $1.3 million for the three months ended September 30, 1997, compared to a benefit of $237,000 for the comparable 1996 quarter. The increase in federal income tax expense resulted primarily from a higher level of pre-tax earnings. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate of 34 percent less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the nine months ended September 30, 1997 was $7.9 million, compared to $3.3 million for the same period in 1996, a net increase of $4.6 million. The 1996 period was significantly impacted by a nonrecurring pre-tax charge of $3.4 million in the third quarter of 1996 resulting from legislation to recapitalize the FDIC's SAIF. The increase in net income between years was also due to significant growth in the Corporation's 1997 net interest margin, gains generated from the sales of three branches, improved fee income, and reduced FDIC insurance premiums. Net income for the nine months ended September 30, 1997 represented a return on average stockholders' equity of
16.40 percent, an increase from 6.81 percent in the 1996 period and a return on average assets of 1.26 percent, an increase from
0.56 percent in the 1996 period. The Corporation's return on stockholders' equity, excluding the gains on the sales of branches, was 15.72 percent for the nine months ended September 30, 1997, compared to 11.42 percent in the 1996 period, excluding the FDIC special assessment. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 51.4 percent for the nine months ended September 30, 1997, an improvement from 58.8 percent, excluding the FDIC special assessment, in the year earlier period.

Net Interest Income
-------------------

Net interest income before provision for loan losses was $19.0 million during the first nine months of 1997, representing a $2.1 million increase compared to the same period in 1996. Net interest income was positively affected by higher yields on loans in 1997 and strong growth in loans. The Corporation's net yield on average earning assets was 3.08 percent for the nine months ended September 30, 1997, an improvement from 2.98 percent for the comparable nine month period in 1996. A shift in the composition of average earning assets from lower yielding more liquid assets toward higher earning longer term assets also contributed to an improved net interest margin.

Provision for Loan Losses
-------------------------

The provision for loan losses was $270,000 during the nine months ended September 30, 1997, compared to $180,000 for the 1996 period. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio.

Other Income
------------

Other income was $4.5 million for the nine months ended September 30, 1997, an increase of $1.5 million, compared to $3.0 million for the nine months ended September 30, 1996. Growth in other income resulted primarily from increased deposit fees assessed on a higher level of transaction account activity. Also contributing to the higher level of other income were nonrecurring gains on the sales of three branches and increased gains on the sales of loans.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $11.7 million for the nine months ended September 30, 1997, a decrease of $3.4 million, compared to $15.1 million for the same period a year ago. The decrease in general and administrative expenses was due primarily to a nonrecurring charge of $3.4 million in the third quarter of 1996 to recapitalize the FDIC's SAIF. As a result of the recapitalization, FDIC insurance premium rates were reduced, which reduced premiums $644,000 in 1997, compared to the same period in 1996. Compensation rose between periods by $205,000 as a result of upward merit-based salary adjustments, partly offset by the effect of fewer full-time equivalent employees. An increase in single business tax also contributed to an increase in general and administrative expense.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $3.7 million for the nine months ended September 30, 1997, an increase of $2.3 million from $1.4 million for the comparable 1996 period. The increase in federal income tax expense resulted from a higher level of pre-tax earnings plus a higher tax rate applied to annualized taxable income in excess of $10 million.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.


                                          September 30,      December 31,
                                              1997               1996
                                              ----               ----
                                               (dollars in thousands)

Nonaccruing loans:
  One- to four-family
    residential mortgages                   $ 1,135            $  892
  Income-producing property                       -               359
  FHA-partially insured
    and VA-partially guaranteed                 219               183
  Commercial                                      -               195
  Consumer installment                           71               158
                                            -------            ------
    Total                                   $ 1,425            $1,787
                                            =======            ======

    Percentage of total assets                 0.17%             0.21%
                                            =======            ======

Real estate owned:(1)
  One-to four-family
    residential mortgages                   $   214            $  205
  Construction and development                    -                 7
                                            -------            ------
    Total                                   $   214            $  212
                                            =======            ======

    Percentage of total assets                 0.02%             0.03%
                                            =======            ======

    Total nonaccruing loans
      and real estate owned                 $ 1,639            $1,999
                                            =======            ======


    Percentage of total assets                 0.19%             0.24%
                                            =======            ======

(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.19 percent and 0.24 percent at September 30, 1997, and December 31, 1996, respectively, both well below the industry average. In addition, at September 30, 1997, the Corporation's allowances for loan and real estate losses represent 283 percent of its nonperforming assets, significantly above the industry average.

Management believes the current provisions and related allowances for loan and real estate owned losses are adequate to meet current and potential credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

LIQUIDITY

The Bank has no regulatory mandated minimum liquidity requirements. Management's intention is to maintain average short-term liquid assets each quarter of three percent of net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's short-term liquidity ratio was 4.97 percent and 4.01 percent at September 30, 1997 and December 31, 1996, respectively.

CAPITAL RESOURCES

The Bank is subject to capital asset requirements in accordance with Bank regulations. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.46 percent, 7.46 percent, and 13.46 percent at September 30, 1997, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.17 per share in the third quarter of 1997, an increase of
54.5 percent over the $0.11 per share dividend declared in the third quarter of 1996. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends, however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

The Corporation's Board of Directors also declared a 10 percent stock dividend on May 20, 1997. The additional shares as a result of the dividend were distributed on June 16, 1997 to stockholders of record as of May 30, 1997. Although the stock dividend represents a component of the Corporation's established dividend practices and the Corporation intends to issue similar dividends in the future, such declarations will depend on several factors similar to the cash dividend.

During April 1997, the Corporation's Board of Directors approved a stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or 258,500 shares of CFSB Bancorp, Inc. common stock. Through September 30, 1997, the Corporation repurchased 72,690 shares of CFSB Bancorp, Inc. common stock on the open market for $1.6 million, or an average purchase price of $21.55 per share. The program has a one-year term.

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



CFSB BANCORP, INC.
(Registrant)


Date:  November 10, 1997


By: /s/ Robert H. Becker
___________________________
Robert H. Becker
President and
Chief Executive Officer
(Duly Authorized Officer)


By: /s/ John W. Abbott
__________________________
John W. Abbott
Executive Vice President,
Chief Operating Officer,
and Secretary


By: /s/ Rick L. Laber
___________________________
Rick L. Laber
Vice President and Treasurer,
Chief Financial Officer,
(Principal Financial and
Accounting Officer)