Form 10-K
period 1997-12-31
CFSB BANCORP INC
filed 1998-03-23
CIK 859083

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                    ---------------------------------------


                                   FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED December 31, 1997

                       Commission File Number:  0-18609
                                                -------

                              CFSB BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                                         38-2920051
   ------------------------------------                     -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

112 EAST ALLEGAN STREET, LANSING, MICHIGAN                         48933
------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code:   (517) 371-2911
                                                           --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X       NO        .
                                        --------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last price at which the stock was sold ($29.44 per share), was approximately $199,172,490 (for purposes of this calculation, directors and executive officers are treated as affiliates).

As of March 10, 1998, there were issued and outstanding 7,518,972 shares of the registrant's common stock, of which 753,602 shares were held by affiliates.


                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 (the "Annual Report") (Parts I and II)

  2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") (Part III)

                               CFSB BANCORP, INC.

                               INDEX TO FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1997

PART I

      Item 1       Business
      Item 2       Properties
      Item 3       Legal Proceedings
      Item 4       Submission of Matters to a Vote of Security Holders

PART II

      Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters
      Item 6       Selected Financial Data
      Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
      Item 7a.     Quantitative and Qualitative Disclosures About
                   Market Risk
      Item 8       Financial Statements and Supplementary Data
      Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

      Item 10      Directors and Executive Officers of the Registrant
      Item 11      Executive Compensation
      Item 12 Security Ownership of Certain Beneficial Owners and Management
      Item 13      Certain Relationships and Related Transactions

PART IV

      Item 14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K

SIGNATURES

EXHIBITS

Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Readers are cautioned that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect CFSB Bancorp, Inc.'s financial performance and could cause actual results for future periods to differ materially from those anticipated. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

                                     PART I
ITEM 1.   BUSINESS
------------------

GENERAL

    CFSB Bancorp, Inc. CFSB Bancorp, Inc. (the "Corporation") was incorporated under the laws of the State of Delaware on November 28, 1989. The historical information in this report, and the financial statements filed as exhibits, principally address the financial condition and results of operations of the Corporation's savings institution subsidiary, Community First Bank ("Community First" or the "Bank"), through December 31, 1997, with disclosure as appropriate to reflect the consolidated financial condition and results of operations of the Corporation.

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

    The Corporation's main office is located at 112 East Allegan Street, Lansing, Michigan, 48933, and the telephone number is (517) 371-2911. At December 31, 1997, the Corporation had total assets of $852.9 million and stockholders' equity of $67.5 million.

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

    Community First conducts its operations through its main office located in Lansing, Michigan and through 16 branch offices serving the Greater Lansing area. The Bank is principally engaged in the business of accepting deposits from the general public and using such deposits, together with Federal Home Loan Bank ("FHLB") advances, to make loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank also invests in government, federal agency and corporate obligations and mortgage-backed securities.

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

MARKET AREA

    The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing, Michigan area, which is composed of the tri-county area of Clinton, Eaton and Ingham Counties, the western townships of Shiawassee County and Ionia County. Lansing is the capital of Michigan and the fifth largest city in Michigan. The greater Lansing area is a diversified market with a strong service sector, and, to a lesser extent, trade and manufacturing sectors. Since 1984 growth in employment in the greater Lansing area has occurred primarily in the service sector, and such trends are expected to continue. The largest employers in the Bank's market area are the State of Michigan, General Motors and Michigan State University. Based on total deposits at December 31, 1997, Community First was the largest financial institution headquartered in the greater Lansing area and historically, has been among the three largest financial institutions serving the greater Lansing area.

LENDING ACTIVITIES

    GENERAL. The principal lending activity of the Bank is the origination of conventional residential mortgage loans (i.e., loans that are neither insured nor partially guaranteed by government agencies) for the purpose of financing, refinancing or constructing one-to four-family residential properties and income-producing properties, which includes multi-family (over four-family) and commercial properties. As of December 31, 1997, $627.7 million, or 80.99%, of the Bank's loan portfolio (before the deduction of undistributed funds, unearned fees, unearned income and discounts, and loan loss allowance) consisted of loans secured by one-to four-family residential properties, of which $498.5 million were loans originated by the Bank. Substantially all loans originated by the Bank are on properties located in its primary market area. Of the purchased loans which are serviced by other institutions, $40.4 million, $83.7 million and $5.1 million represented loans on properties located in Michigan, Texas and Florida, respectively. The Bank also originates second mortgage loans, commercial business loans, consumer loans (including home equity loans, educational loans, automobile loans, loans secured by savings accounts and personal loans) and land contracts. Substantially all of the Corporation's income-producing property and consumer loans are based in Michigan.

    In recent years, in order to reduce the Bank's vulnerability to volatile interest rate changes, the Bank has implemented a number of measures designed to make the yield on its loan portfolio more interest rate sensitive. These measures include: (i) emphasizing the origination and purchase of adjustable-rate mortgage loans and loans with call or balloon payment provisions, (ii) originating construction and consumer loans, which typically have shorter terms to maturity or repricing than fixed-rate residential mortgage loans, (iii) maintaining liquidity levels adequate to allow flexibility in reacting to the interest rate environment, and (iv) selling upon origination certain long-term, fixed-rate, residential mortgages in the secondary mortgage market. The level of loan sales is partially a function of the interest rate environment. At December 31, 1997, 63.77% of the Bank's total loans receivable consisted of loans that provided for periodic interest rate adjustments or had terms to repricing, call provisions or balloon payment provisions of seven years or less.

    As noted above, in an effort to maintain a closer match between the interest rate sensitivity of its assets and liabilities, the Bank has been active in the origination of loans on income-producing properties (consisting of commercial and multi-family real estate loans) in its primary market area and in the origination of consumer loans. Although income-producing property loans and consumer loans provide for higher interest rates and shorter terms, these loans have higher credit risks than one-to four-family residential loans. While the Bank has been relatively successful in its origination of income-producing property loans, and the real estate market in the greater Lansing area has remained fairly stable, numerous financial institutions throughout the United States have incurred significant losses due to delinquencies and foreclosures resulting from a decline in the value of properties securing income-producing property loans. At December 31, 1997, the Bank had income-producing property loans of $77.2 million and consumer loans of

$64.5 million. This compares to $84.0 million in income-producing property loans and $54.6 million in consumer loans, at December 31, 1996. The decline in the Bank's income-producing property loans is attributable to strong competition from insurance companies offering lower interest rates for fixed-rate financing. Consumer loan growth is a direct result of home equity loan promotions and expanding the Bank's consumer lending to include indirect automobile lending through local automobile dealerships. Any decline in the economy or real estate market in the greater Lansing area could have a negative effect on the Bank's loan portfolio and on the Corporation's net interest income and net income. At December 31, 1997, the Bank's loans contractually delinquent 90 days or more and real estate owned totaled $1.1 million, or .12%, of total assets.

    In 1994, the Bank formed a small business commercial loan department. The business loan department was developed to serve the financial needs of small businesses in the Bank's tri-county market area. Small businesses are defined by the Bank as companies with sales under $1.0 million and less than 20 employees. The Bank believes it can satisfy the financial needs of small business owners by assisting with both their credit and deposit needs. Also in 1994, a formal credit department was formed and an active call program was initiated. During 1997, the commercial business loan department originated 68 loans for a total of $4.0 million. Additional funds of $2.5 million were available for disbursement at year-end 1997 on the Bank's commercial business loan portfolio. As of December 31, 1997, commercial business loans totaled $5.1 million compared to $4.6 million at December 31, 1996.

    In March 1997, the Bank initiated a 24-hour consumer loan-by-phone program. A consumer can telephone the Bank and electronically make a loan application for consumer loan products such as auto, home equity, redicredit, marine or debt consolidations. The Bank has averaged 100 calls to loan-by-phone a month with an approximate 20% approval rate.

    The Bank has implemented a preapproval mortgage loan program called Buyer's Edge. This program allows a potential homeowner to identify, prior to finding a home, the amount of financing the Bank will approve. A certificate is issued by the Bank which is valid for three months for a purchase of a home, and five months for construction of a home. The customer can then comfortably look for a new home or construct a home knowing the financing has already been approved. In 1997, the Bank closed 184 loans amounting to $23.5 million under the Buyer's Edge Program.

    LOAN PORTFOLIO COMPOSITION. The first of the following two tables sets forth information concerning the composition of the Bank's loan portfolio (separately including mortgage-backed securities) in dollar amounts and percentages by category and presents a reconciliation of total loans receivable before net items. The second table sets forth information concerning the Bank's loan portfolio (separately including mortgage-backed securities) in dollar amounts and percentages by fixed and adjustable-rates at the dates indicated.

                                                                    At December 31,
                             ---------------------------------------------------------------------------------------------
                                    1997               1996               1995              1994                1993
                             -----------------  -----------------  -----------------  -----------------  -----------------
                              Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                             --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                (Dollars in Thousands)

First mortgage loans:
  One- to four-family
   residential.............  $585,267   75.51%  $553,691   74.63%  $469,820   74.46%  $401,394   75.38%  $267,481   69.13%
  Income-producing property    44,580    5.75     52,584    7.09     57,952    9.19     55,178   10.36     49,435   12.78
  FHA-insured and
   VA-partially
     guaranteed............     7,607    0.98      6,404    0.86      7,458    1.18      3,629     .68      4,240    1.10
  Construction and
   development loans:
    One- to four-family
     residential...........    34,821    4.49     38,072    5.13     30,754    4.87     20,485    3.85     15,129    3.91
    Income-producing
     property..............    32,649    4.21     31,428    4.24     17,060    2.70     11,677    2.19     14,292    3.69
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total first mortgage
      loans................   704,924   90.94    682,179   91.95    583,044   92.40    492,363   92.46    350,577   90.61

Second mortgage loans......       549    0.07        510    0.07        571     .09        661     .12        750     .19

Commercial business loans..     5,087    0.66      4,644    0.63      3,195     .51        706     .13        446     .12

Consumer loans:
  Home equity..............    42,281    5.46     36,275    4.89     28,126    4.46     26,048    4.89     22,569    5.83
  Educational..............     1,348    0.18      1,871    0.25      2,329     .37      2,967     .56      2,633     .68
  Marine and recreational
   vehicles................     2,224    0.29      2,192    0.30      2,373     .38      2,420     .45      2,307     .60
  Land contract............       149    0.02        254    0.03        349     .05        409     .08        808     .21
  Auto.....................    10,219    1.32      7,925    1.07      6,542    1.04      2,330     .44      1,842     .47
  Savings..................       578    0.07        452    0.06        338     .05        351     .07        458     .12
  Mobile home..............     1,099    0.14      1,519    0.20      1,735     .27      2,144     .40      2,087     .54
  Other....................     6,585    0.85      4,090    0.55      2,379     .38      2,090     .40      2,455     .63
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total consumer loans..    64,483    8.33     54,578    7.35     44,171    7.00     38,759    7.29     35,159    9.08
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total loans receivable   775,043  100.00%   741,911  100.00%   630,981  100.00%   532,489  100.00%   386,932  100.00%
                                       ======             ======             ======             ======             ======
Less:
  Undistributed portion of
   loans
    in process.............   (14,408)           (18,147)           (15,054)            (8,578)            (7,201)
  Deferred origination fees    (1,099)            (1,485)            (1,280)            (1,196)            (1,226)
  Allowance for loan losses    (4,730)            (4,564)            (4,363)            (4,124)            (3,847)
                             --------           --------           --------           --------           --------
     Total loans
      receivable, net......   754,806            717,715            610,284            518,591            374,658

Mortgage-backed
 securities, net...........    21,598             27,221             35,156             66,151            107,712
                             --------           --------           --------           --------           --------
     Total loans
      receivable and
      mortgage- backed
      securities, net......  $776,404           $744,936           $645,440           $584,742           $482,370
                             ========           ========           ========           ========           ========

                                                                    At December 31,
                             ---------------------------------------------------------------------------------------------
                                   1997               1996               1995               1994               1993
                             -----------------  -----------------  -----------------  -----------------  -----------------
                              Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                             --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                                 (Dollars in Thousands)
Fixed-rate loans:
  One- to four-family
   residential.............  $205,478   26.51%  $192,972   26.01%  $201,971   32.01%  $211,445   39.71%  $163,518   42.26%
  Income-producing property    28,222    3.64     32,848    4.43     34,693    5.50     30,247    5.68     30,936    8.00
  FHA-insured and
   VA-partially
    guaranteed.............     3,802    0.49      2,797    0.37      3,560     .56      3,629     .68      4,240    1.10
  Construction and
   development:
    One- to four-family
     residential...........     7,652    0.98      3,494    0.47        805     .13      2,691     .51      8,726    2.25
    Income-producing
     property..............     4,553    0.59      4,878    0.66      7,591    1.20      5,557    1.04      7,395    1.91
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total first mortgage
     loans.................   249,707   32.21    236,989   31.94    248,620   39.40    253,569   47.62    214,815   55.52

 Second mortgage loans.....       311    0.04        399    0.06        456     .07        609     .11        750     .19
 Commercial business loans.       927    0.12        836    0.11        585     .09        290     .05        145     .04
 Other loans...............    29,926    3.86     24,274    3.27     20,097    3.18     16,687    3.14     14,959    3.86
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total fixed-rate loans.   280,871   36.23    262,498   35.38    269,758   42.74    271,155   50.92    230,669   59.61
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Adjustable-rate loans:
 First mortgage loans:
  One- to four-family
   residential.............   379,789   49.00    360,719   48.62    267,849   42.45    189,949   35.67    103,963   26.87
  Income-producing property    16,358    2.11     19,736    2.66     23,259    3.69     24,931    4.68     18,499    4.78
  FHA-insured and
   VA-partially guaranteed.     3,805    0.49      3,607    0.49      3,898     .62         --      --         --      --
  Construction and
   development:
    One- to four-family
     residential...........    27,169    3.51     34,578    4.66     29,949    4.74     17,794    3.34      6,403    1.66
    Income-producing
     property..............    28,096    3.63     26,550    3.58      9,469    1.50      6,120    1.15      6,897    1.78
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total first mortgage
     loans.................   455,217   58.74    445,190   60.01    334,424   53.00    238,794   44.84    135,762   35.09

 Second mortgage loans.....       238    0.03        111    0.01        115     .02         52     .01         --      --
 Commercial business loans.     4,160    0.54      3,808    0.52      2,610     .42        416     .08        301     .08
 Other loans...............    34,557    4.46     30,304    4.08     24,074    3.82     22,072    4.15     20,200    5.22
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total adjustable-rate
     loans.................   494,172   63.77    479,413   64.62    361,223   57.26    261,334   49.08    156,263   40.39
                             --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total loans receivable.   775,043  100.00%   741,911  100.00%   630,981  100.00%   532,489  100.00%   386,932  100.00%
                                       ======             ======             ======             ======             ======
Less:
  Undistributed portion of
   loans in process........   (14,408)           (18,147)           (15,054)            (8,578)            (7,201)
  Deferred origination fees    (1,099)            (1,485)            (1,280)            (1,196)            (1,226)
  Allowance for loan losses    (4,730)            (4,564)            (4,363)            (4,124)            (3,847)
                             --------           --------           --------           --------           --------
     Total loans
      receivable, net......   754,806            717,715            610,284            518,591            374,658

Mortgage-backed securities:
  Fixed-rate
   mortgage-backed
   securities..............    12,011             16,138             22,159             51,099             88,856
  Adjustable-rate
   mortgage-backed
    securities.............     9,587             11,083             12,997             15,052             18,856
                             --------           --------           --------           --------           --------
      Total mortgage-backed
        securities, net....    21,598             27,221             35,156             66,151            107,712
                             --------           --------           --------           --------           --------
     Total loans
      receivable and
      mortgage-
       backed securities,
        net................  $776,404           $744,936           $645,440           $584,742           $482,370
                             ========           ========           ========           ========           ========

    The following table sets forth the contractual maturities of the Bank's loan and mortgage-backed securities portfolios at December 31, 1997. The table does not reflect the effects of prepayments or enforcement of due-on-sale clauses. Loans with balloon or call provisions were assumed to contractually mature on the call date or the date the balloon provision called for repayment.

                                                                        First Mortgage Loans
                            -------------------------------------------------------------------------------------------------------
                                                                    Contruction
                                                      FHA-         and development                                         Total
                                                     Insured   -----------------------   Second                           Loans and
     Maturing During           One-to     Income-    and VA-      One- to     Income-   Mortgage              Mortgage-   Mortgage-
      Year(s) Ended         Four-Family  Producing  Partially   Four-Family  Producing  and Other   Total      Backed      Backed
       December 31,         Residential  Property   Guaranteed  Residential  Property     Loans     Loans    Securities  Securities
--------------------------  -----------  ---------  ----------  -----------  ---------  ---------  --------  ----------  ----------
                                                                           (In Thousands)
1998......................    $ 25,816    $15,000     $   140     $ 6,152     $17,377    $ 33,153  $ 97,638    $   844    $ 98,482
1999......................      24,817      6,455         151         794       8,127      15,011    55,355        914      56,269
2000......................      23,584      2,797         164         529       1,663       8,936    37,673        990      38,663
2001-2002.................      44,336      3,490         344       1,178       2,234       6,524    58,106      2,189      60,295
2003-2007.................     105,900      6,711       1,070       3,434       1,885       5,502   124,502      4,929     129,431
2008-2012.................      85,410      6,401       1,525       4,262       1,164         911    99,673      5,152     104,825
2013 and following........     275,404      3,726       4,213      18,472         199          82   302,096      6,580     308,676
                              --------    -------     -------     -------     -------    --------  --------    -------    --------
                              $585,267   $ 44,580     $ 7,607     $34,821     $32,649    $ 70,119  $775,043    $21,598    $796,641
                              ========   ========     =======     =======     =======    ========  ========    =======    ========
Less:
 Undistributed portion of
  loans in process....................................................................................................    $(14,408)
 Deferred origination fees............................................................................................      (1,099)
 Allowance for loan losses............................................................................................      (4,730)
                                                                                                                          --------
   Total loans receivable,
    net...............................................................................................................    $776,404
                                                                                                                          ========

    At December 31, 1997, the total loans and mortgage-backed securities due after December 31, 1998, which had fixed interest rates were $238.5 million and $11.4 million, respectively, while the total loans and mortgage-backed securities due after such date, which had adjustable interest rates were $438.9 million and $9.4 million, respectively.

     RESIDENTIAL REAL ESTATE LOANS. The Bank's primary lending activity is the origination of mortgage loans secured by one-to four-family, owner-occupied residential properties located in the Bank's primary market area, the majority of which are owner-occupied, single-family residences. At December 31, 1997, $592.9 million, or 76.49%, of the Bank's total loan portfolio consisted of loans secured by one-to four-family residences. The Bank's loan portfolio also includes $34.8 million of loans made for the development of unimproved real estate located in the Bank's primary market area, to be used for residential housing. At December 31, 1997, approximately 80.99% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

     The Bank's residential mortgage loan originations historically were for fixed-rate mortgage loans with terms of 15 to 30 years. The Bank has emphasized the origination of adjustable-rate mortgage loans since 1983. All loans require monthly payments sufficient to fully amortize principal over the life of the loan. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms, and borrowers may refinance or prepay loans at their option. Substantially all fixed-rate mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines, so the loans qualify for sale in the secondary market.

     The Bank presently offers one-year, three-year and five-year adjustable-rate residential loans with interest rates that adjust based upon the index of the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. In addition, the Bank offers three-year adjustable-rate residential loans with interest rates that adjust based upon the index of the weekly average yield on United States Treasury securities adjusted to a constant maturity of three years. The Bank offers introductory interest rates on adjustable-rate loans which are lower than the fully-indexed rate on these loans. The interest rates on these mortgages generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank also provides a conversion feature which allows borrowers to convert from an adjustable-rate to a fixed-rate prior to the 60th payment. In recent years, the Bank has generally sold longer-term, fixed-rate, residential mortgage loans in the secondary market upon conversion from an adjustable-rate mortgage loan. Adjustable-rate residential mortgage loans totaled $410.8 million, or 53.0%, of the Bank's total loan portfolio at December 31, 1997.

     In 1997, there was a decline in long-term rates during the first quarter and a large amount of refinancing occurred. In the second and third quarter, new home sales picked up and as interest rates stabilized, adjustable-rate products were attractive. During the fourth quarter, the long-term rates began to drop again; and refinancing into 30-year, fixed-rate mortgages was prevalent. During 1997, the Bank originated $25.8 million in fixed-rate mortgage loans, $18.4 million of which were sold in the secondary mortgage market, and $116.5 million in adjustable-rate and medium-term fixed-rate (15 years or less) mortgage loans, of which none were sold in the secondary mortgage market.

     The Bank also offers 7 year and 5 year loans which are convertible to 23 and 25 year amortized loans, respectively. The interest rates are based on the FHLMC 30 year rates at the end of the respective 7th and 5th years. Historically, the Bank sold substantially all 7 year and 5 year loans on the secondary market. During recent years, the Bank has retained in portfolio newly originated 7 year and 5 year loans.

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

     In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for adjustable-rate mortgage loans based on the fully indexed rate of the loans. Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. Determination as to whether a property is located in a flood zone is additionally required on new mortgage loan originations. Borrowers are required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. If a loan carries a loan-to-value ratio of 75% or less, the borrower has the option of not having real estate taxes and hazard insurance premiums placed in escrow as long as proof of payment for these items is submitted to the Bank prior to their due dates. These underwriting criteria are also applied to loans purchased giving the Bank the right to reject any loans failing to meet underwriting standards. The Bank began using automated loan underwriting utilizing Federal Home Loan Mortgage Corporation Loan Prospector software in November 1996. The system was fully implemented in January 1997 and is used to underwrite all residential loan originations. Approximately 70% of mortgage applications are approved using this software with the remaining 30% referred to traditional underwriting methods. By using the automated underwriting procedures, the Bank is able to approve loans faster and decrease the time to loan closing. Despite the benefits of adjustable-rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential for default.

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

     INCOME-PRODUCING PROPERTY LOANS (COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS). Income-producing property loans originated by the Bank are loans secured by commercial and multi-family (five or more units) real estate generally located in the Bank's primary market area. Permanent loans on income-producing properties constituted approximately $44.6 million, or 5.7%, of the Bank's total loans at December 31, 1997. The Bank originates both construction loans and permanent loans on commercial and multi-family properties. The Bank generally does not purchase commercial and multi-family real estate loans. Permanent commercial and multi-family real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property. Commercial and multi-family real estate loans have been made in amounts up to $4.8 million, although the majority of the Bank's commercial and multi-family real estate loans have been originated in amounts ranging from $250,000 to $2.5 million.

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

     A loan with an outstanding balance of $3.8 million at December 31, 1997, and secured by a motel, represents the Bank's largest single commercial real estate loan to one borrower. At December 31, 1997, the Bank's 10 largest commercial real estate loans, with balances outstanding ranging from $1.5 million to $3.8 million, totaled $33.0 million.

     CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank originates loans to finance the construction of properties in its primary market area, including one-to four-family dwellings, housing developments, multi-family apartments and condominiums and commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. Construction and land development loans totaled $67.5 million, or 8.70%, of the Bank's total loan portfolio at December 31, 1997. Of that total, $34.8 million were for the construction of one-to four-family residential properties. Construction loans have been made in amounts up to $7.7 million. At December 31, 1997, the Bank had $10.2 million outstanding commitments in construction and land development loans.

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

     Construction loans generally afford the Bank the opportunity to increase the yield and interest rate sensitivity of its loan portfolio. These higher yields correspond to the higher risks associated with construction lending. The Bank's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of completion. If the estimate of the completed cost proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment of the loan. At December 31, 1997, the Bank had no construction loans outstanding which were non-performing and $141,000 of construction loans classified as real estate owned.

     CONSUMER LOANS. The Bank has offered consumer loans since 1983. As of December 31, 1997, total consumer loans were $64.5 million, or 8.3%, of the Bank's total loan portfolio. Consumer loans originated by the Bank include home equity loans, educational loans, automobile loans, land contracts, personal loans (secured and unsecured), marine and recreational vehicle loans, mobile home loans, and loans secured by savings accounts.

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

     The Bank's Manager of Consumer Lending is authorized to approve unsecured and secured consumer loans of up to $50,000 and $60,000, respectively. Other consumer lending staff and branch managers are authorized to approve secured consumer loans of up to $35,000, depending on individual lending authorities. The Director of Lending Operations or the Residential Lending Manager is authorized to approve residential mortgage loans of up to $227,150. Loans between $227,150 and $500,000 require the approval of the Bank's President or Chief Lending Officer. Loans in excess of $500,000 or multiple loans to the same borrower in an aggregate amount exceeding $500,000 must be approved by the Bank's Senior Loan Committee.

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank retains in its portfolio substantially all adjustable-rate loans. All residential loans are originated on documentation permitting their sale in the secondary market. The Bank previously originated such loans with a forward commitment for their sale and held these loans in portfolio at the lower of cost or market, as valued on an aggregate basis, until their sale. During 1997, the Bank continued to sell long-term, fixed-rate mortgage loan originations. Additionally, because of the lower fixed rates available, the Bank began to experience conversions of existing adjustable-rate mortgages to fixed-rate product. As the conversion from an adjustable to a long-term, fixed-rate product (over 15 years) occurred, the Bank sold the loans on the secondary market. This resulted in a reduction in the loan portfolio with an increase in fixed-rate sales. The Bank retained servicing rights on these residential loans sold.

     Effective January 1, 1997, the Bank adopted the provisions of SFAS No. 125, which proscribes the accounting for transfers and servicing of financial assets and extinguishments of liabilities. The Bank has engaged, from time to time, in the sale of participation interests in residential, commercial and multi-family real estate loans in the secondary mortgage market. Such participation interests are sold in an effort to reduce the Bank's amount loaned to one borrower. The Bank's decision on whether to sell loans or participation interests, and on which loans to sell, are generally based upon the size of the project and amount loaned for a commercial or multi-family real estate loan, the Bank's need for funds, and market opportunities that permit loan sales on terms favorable to the Bank. The Bank also sells loans or loan participations in private sales to savings institutions. In recent years such sales have been without recourse. The Bank generally retains the servicing on the loans sold, for which it receives a servicing fee of .25%. No participation interests have been sold since December 31, 1996.

     Effective January 1, 1996, the Bank adopted the provisions of SFAS No. 122, as superseded by SFAS No. 125. This statement, as superseded, requires the Bank to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Prior to adoption of SFAS No. 122, the Bank had no assets capitalized for originated or purchased servicing rights. The fair value of capitalized originated mortgage servicing rights is determined based on the estimated discounted net cash flows to be received. In applying this valuation method, the Bank uses assumptions market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Originated mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. These capitalized mortgage servicing rights are periodically reviewed for impairment based on the fair value of those rights.

     The ongoing impact of SFAS No. 125 will depend upon demand in the Bank's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The balance of loans serviced for others at December 31, 1997 with capitalized originated mortgage servicing rights approximated $73.3 million. The Bank capitalized $346,000 of originated mortgage servicing rights during 1997, of which $25,000 has been amortized. Capitalized originated
mortgage servicing rights at December 31, 1997 approximated $402,000.   No
valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of December 31, 1997.

     In addition to originating loans, the Bank also purchases loans and mortgage-backed securities in the secondary market. The Bank's purchases in the secondary market are made on the same criteria and must satisfy the same underwriting procedures as loans directly originated by the Bank. The Bank's secondary market purchases are dependent upon the demand for mortgage credit in the Bank's market area and the inflow of funds from traditional sources. During 1997, the Bank, to supplement and complement its own mortgage loan production, purchased from an unaffiliated financial institution $27.4 million of loans consisting principally of one-to four-family residential, fixed-and adjustable-rate, medium-term mortgages. These loans are purchased without recourse with servicing retained by the seller.

     The following table sets forth information concerning the loan origination, purchase, sale and repayment activity of the Bank's portfolio of loans and mortgage-backed securities:


                                                   Year Ended December 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                        (In Thousands)
Originations:
 Fixed-rate loans:
  First mortgage loans:
   One-to four-family residential............  $ 38,595   $ 36,990   $ 18,507
   Income-producing property.................       729        758        337
   FHA-insured and VA-partially
      guaranteed.............................       329        217        141
   Construction and development:
     One-to four-family residential..........     9,728      8,456        856
     Income-producing property...............        --         --        314
  Commercial business loans..................       847        634        568
  Other loans................................    23,664     18,706     12,788
                                               --------   --------   --------
    Total fixed-rate loans...................    73,892     65,761     33,511
                                               --------   --------   --------

 Adjustable-rate loans:
  First mortgage loans:
   One-to four-family residential............    50,859     68,063     40,183
   Income-producing property.................       424        610      4,380
   Construction and development:
     One-to four-family residential..........    45,628     50,889     47,784
     Income-producing property...............    10,734     18,630      9,052
  Second mortgage loans......................       100         --         60
  Commercial business loans..................     3,102      3,049      2,566
  Other loans................................    21,307     19,600     14,015
                                               --------   --------   --------
    Total adjustable-rate loans..............   132,154    160,841    118,040
                                               --------   --------   --------
    Total loans originated...................   206,046    226,602    151,551
                                               --------   --------   --------

Purchases:
 Loans:
  Fixed-rate.................................     9,559      2,905      4,860
  Adjustable-rate............................    18,288     28,829     38,732
                                               --------   --------   --------
    Total purchased..........................    27,847     31,734     43,592
                                               --------   --------   --------

Sales:
 Fixed-rate:
  Mortgage loans.............................    46,194     31,246     13,515
  Student loans..............................       634        739      1,293
  Mortgage-backed securities.................        --         --     19,587
                                               --------   --------   --------
    Total sales..............................    46,828     31,985     34,395
                                               --------   --------   --------

Principal repayments:
  Loans......................................   153,259    115,079     84,278
  Mortgage-backed securities.................     5,571      7,935     11,408
                                               --------   --------   --------
    Total principal repayments...............   158,830    123,014     95,686
                                               --------   --------   --------

Transfers to real estate owned...............      (672)      (342)      (265)
Transfers from real estate owned.............        --         --      2,700
Increase (decrease) due to other items, net..     3,906     (3,499)    (6,799)
                                               --------   --------   --------
Net increases................................  $ 31,469   $ 99,496   $ 60,698
                                               ========   ========   ========

     LOAN SERVICING AND LOAN FEES. As of December 31, 1997, Community First was servicing approximately $180.2 million of loans for others. The Bank generally receives a servicing fee ranging from .25% to .50% for these loans, with average servicing fees of approximately .27%. In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank.

     To the extent loans are originated or acquired for the portfolio, the Bank limits immediate recognition of loan origination or acquisition fees as revenues and recognizes such income, net of certain loan origination or acquisition costs, over the estimated lives of such loans as an adjustment to yield.

     LOAN COMMITMENTS. Applicants for adjustable-rate one-to four-family residential loans may lock in an interest rate for 50 days at any time prior to the issuance of a loan commitment. The period between the applicant locking a rate and the Bank's issuance of a commitment may be up to 21 days. The period of time between issuance of a commitment to a borrower by the Bank through closing of a loan generally ranges from 30 to 45 days. When selling loans to the secondary market, the Bank protects itself from rising interest rates through the purchase of mandatory commitments at the time a loan rate is locked or a loan commitment is made. Funding generally occurs at or shortly after the time the interest rate is locked. The Bank does not use financial futures or options to protect against rising interest rates. Historically, less than 5% of the Bank's commitments expire before being funded. At December 31, 1997, the Bank's outstanding mortgage commitments totaled approximately $26.9 million.

     NON-PERFORMING LOANS. Residential and commercial mortgage loans are reviewed on a regular basis and are placed on nonaccrual status when either principal or interest is more than 90 days past due. Consumer loans are generally charged off when or before the loan becomes 120 days delinquent. The Asset Control and Recovery Department reviews with the Chief Lending Officer all consumer loans presented for chargeoff. On a quarterly basis, the Chief Lending Officer submits a list of loan chargeoffs to the Executive Loan Committee for review. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

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

     As of December 31, 1997, there were no loans which are not included in the tables below or described thereafter where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in classification of such loans in the future. As of December 31, 1997, there were no concentrations of loans in any type of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table below.

     Real estate loans originated by the Bank and delinquent loans are generally collateralized by real estate in the Bank's primary market area.

     The following table sets forth information concerning the Bank's delinquent loans at December 31, 1997. Total remaining principal balances of the related loans are shown rather than the actual payment amounts which are overdue:


                                       30-59 Days         60-89 Days     90 Days or Greater
                                   -------------------  ---------------  -------------------
                                   Number    Amount     Number  Amount    Number    Amount
                                   ------  -----------  ------  -------  --------  ---------
                                                    (Dollars in Thousands)

One-to four-family residential...     162      $7,051       29  $1,453         13     $ 697
Income-producing property........      --          --       --      --         --        --
FHA-insured and VA-partially
  guaranteed.....................       5         256        1     109          2       109
Construction and development:
 One-to four-family residential..       1         199       --      --         --        --
 Income-producing property.......      --          --       --      --         --        --
 Land development................      --          --       --      --         --        --
Commercial.......................       1          13       --      --         --        --
Other............................      70         805       19     267         22        93
                                      ---      ------     ----  ------       ----     -----
  Total..........................     239      $8,324       49  $1,829         37     $ 899
                                      ===      ======     ====  ======       ====     =====

   Percentage of total assets....                0.98%            0.21%                0.10%
                                               ======           ======                =====

     The following table sets forth information concerning the amounts of the Bank's non-accruing loans and real estate owned by category.


                                                     At December 31,
                                        ------------------------------------------
                                         1997     1996     1995    1994     1993
                                        -------  -------  ------  -------  -------
                                                  (Dollars in Thousands)
Non-accruing loans:
 One-to four-family residential
   mortgages..........................  $  697   $  892   $  68   $  108   $  571
 Income-producing property............      --      359      --       --        1
 FHA-insured and VA-partially
   guaranteed.........................     109      183     253      192      140
 Construction and development.........      --       --      --       --      182
 Commercial...........................      --      195      --       --       --
 Other................................      93      158      28       93      160
                                        ------   ------   -----   ------   ------
   Total..............................  $  899   $1,787   $ 349   $  393   $1,054
                                        ======   ======   =====   ======   ======

   Percentage of total assets.........    0.10%    0.21%   0.05%    0.05%    0.16%
                                        ======   ======   =====   ======   ======

Real estate owned:....................
 One-to four-family residential
   mortgages..........................  $   11   $  205   $ 238   $  139   $1,046
 Income-producing property............      --       --      --    1,700    2,380
 Construction and development.........     141        7       7      981    1,060
                                        ------   ------   -----   ------   ------
   Total..............................  $  152   $  212   $ 245   $2,820   $4,486
                                        ======   ======   =====   ======   ======

   Percentage of total assets.........    0.02%    0.03%   0.03%    0.39%    0.67%
                                        ======   ======   =====   ======   ======

   Total non-accruing loans and real
     estate owned.....................  $1,051   $1,999   $ 594   $3,213   $5,540
                                        ======   ======   =====   ======   ======

Percentage of total assets............    0.12%    0.24%   0.08%    0.44%    0.83%
                                        ======   ======   =====   ======   ======


     Loans on which the accrual of interest was discontinued or reduced amounted to $883,000 at December 31, 1997. For the year ended December 31, 1997, $32,000 of additional interest income would have been recorded if these non-accruing loans were current in accordance with their original terms. Approximately $46,000 of interest income relating to these loans was collected and included in interest income for the year ended December 31, 1997.

     Certain other income-producing property loans in the Bank's loan portfolio are being closely monitored but are not included in non-performing loans above. These loans cause management some concern as to the ability of such borrowers to comply with the present loan repayment terms and which may result in their being classified as non-accruing at some point in the future. These other loans include a $161,000 loan secured by an apartment building, a loan totaling $383,000 secured by an office building and a loan totaling $347,000 secured by a townhouse complex. These loans were current as of December 31, 1997.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118). The Bank adopted the provisions of SFAS No. 114, as amended by SFAS No. 118, on a prospective basis as of January 1, 1995. Neither the initial adoption nor the ongoing effect of SFAS No. 114 has had, or is expected to have, a material impact on the financial condition or results of operations of the Bank.

     Impaired loans as defined by SFAS No. 114 totaled $0 and $554,000 at December 31, 1997 and 1996, respectively, and in 1996 included one income-producing property loan and three commercial business loans. These loans are included in nonaccrual loans at December 31, 1996. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS No. 114 does not apply. The Corporation's respective average investment in impaired loans was $112,000 and $559,000 during 1997 and 1996, respectively. Interest income recognized on impaired loans during 1997 and 1996, totaled $1,000 and $27,000, respectively. Impaired loans had specific allocations of the allowance for loan losses in accordance with SFAS No. 114 approximating $0 and $150,000 at December 31, 1997 and 1996, respectively.

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

     An asset is classified Substandard if it is determined to involve a distinct possibility the Bank could sustain some loss if deficiencies associated with the loan, such as inadequate documentation, were not corrected. An asset is classified as Doubtful if full collection is highly questionable or improbable. An asset is classified as Loss if it is considered uncollectible, even if a partial recovery could be expected in the future. At December 31, 1997, the Bank classified $1.1 million of non-accruing loans and real estate owned as Substandard. Included in the $11.0 million of loans classified as Special Mention were $10.2 million of loans 30-89 days delinquent. The Bank had no assets classified as Doubtful and no assets classified as Loss as of December 31, 1997.

     ALLOWANCE FOR LOAN LOSSES. The Bank's management establishes allowances for loan losses. On a quarterly basis, management evaluates the loan portfolio and determines the amount that must be added to the allowance account. These allowances are charged against income in the year they are established. Additionally, accrual of interest on problem loans is discontinued when a loan becomes ninety days past due as to principal or interest or when, in the opinion of management, full collection of principal and interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent cash is received and where future collections of principal are probable. A nonaccrual loan may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

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

     The following table provides a summary of the allowance for losses on loans and real estate:


                                              Allowance for Losses on
                                             --------------------------
                                                        Real
                                              Loans    Estate    Total
                                             --------  -------  -------
                                                   (In Thousands)

BALANCE, DECEMBER 31, 1993.................   $3,847    $ 167   $4,014
Provision for losses.......................      240      565      805
Charges against the allowance:
  One-to four-family residential...........      (21)    (122)    (143)
  FHA-insured and VA partially guaranteed..      (62)      --      (62)
  Income-producing property................      (23)    (590)    (613)
  Consumer.................................      (47)      --      (47)
Recoveries:
  One-to four-family residential...........       80       55      135
  FHA-insured and VA partially guaranteed..       36       --       36
  Income-producing property................       --        1        1
  Consumer.................................       74       --       74
                                              ------    -----   ------

BALANCE, DECEMBER 31, 1994.................   $4,124    $  76   $4,200
Provision for losses.......................      240      120      360
Charges against the allowance:
  One-to four-family residential...........      (10)     (26)     (36)
  FHA-insured and VA partially guaranteed..       --       (2)      (2)
  Income-producing property................       --       (7)      (7)
  Consumer.................................      (45)      --      (45)
Recoveries:
  One-to four-family residential...........       11       11       22
  FHA-insured and VA partially guaranteed..       --        1        1
  Income-producing property................       --       51       51
  Consumer.................................       43       --       43
                                              ------    -----   ------

BALANCE, DECEMBER 31, 1995.................   $4,363    $ 224   $4,587
Provision for losses.......................      240       60      300
Charges against the allowance:
  One-to four-family residential...........       (9)     (77)     (86)
  FHA-insured and VA partially guaranteed..      (10)    (110)    (120)
  Consumer.................................      (57)      --      (57)
Recoveries:
  One-to four-family residential...........        2        4        6
  FHA-insured and VA partially guaranteed..        7      102      109
  Income-producing property................       --        9        9
  Consumer.................................       28       --       28
                                              ------    -----   ------

BALANCE, DECEMBER 31, 1996.................   $4,564    $ 212   $4,776
Provision for loan losses..................      360       45      405
Charges against the allowance:
  One-to four-family residential...........       (3)    (225)    (228)
  FHA-insured and VA partially guaranteed..       --       (7)      (7)
  Land.....................................       --       (7)      (7)
  Income-producing property................     (134)      (8)    (142)
  Consumer.................................     (110)      --     (110)
Recoveries:
  One-to four-family residential...........        4      130      134
  FHA-insured and VA partially guaranteed..        1        3        4
  Land.....................................       --        5        5
  Income-producing property................       18        5       23
  Consumer.................................       30       --       30
                                              ------    -----   ------
BALANCE, DECEMBER 31, 1997.................   $4,730    $ 153   $4,883
                                              ======    =====   ======

     The ratio of net loan charge-offs (recoveries) to average loans outstanding during the respective periods were .07% for 1993, (.01)% for 1994, .00% for 1995, .01% for 1996 and .03% for 1997.

     The following table represents the allocation of the allowance for loan losses at the dates indicated:

                                                                   At December 31,
                             ---------------------------------------------------------------------------------------------
                                                  1997                                            1996
                             ---------------------------------------------  ----------------------------------------------
                                        Percent                  Allowance               Percent                 Allowance
                                        of Total   Allocation      as %                  of Total   Allocation      as %
                             Balance      Loan         of         of Loan    Balance      Loan          of        of Loan
                             of Loans   Balance     Allowance     Balance    of Loans    Balance     Allowance    Balance
                             --------   --------   -----------   --------   ---------   ---------   -----------   --------
                                                               (Dollars in Thousands)
First mortgage loans:
 One-to four-family
  residential (including
  construction and
   development loans and
  loans sold with
   recourse)(1)............  $621,506     80.08%      $ 1,775        .29%   $593,163       79.80%      $ 1,252        .21%
 FHA-insured and
  VA-partially
  guaranteed...............     7,214       .93            49        .68       6,404         .86            47        .73
 Income-producing property
  (including
  construction and
   development loans)......    77,229      9.95         1,468       1.90      84,012       11.30         2,100       2.50
                             --------    ------       -------     ------    --------    --------       -------     ------
  Total first mortgage
   loans...................   705,949     90.96         3,292        .47     683,579       91.96         3,399        .50
Second mortgage loans......       549       .07             6       1.09         510         .07             5        .98
Commercial business loans..     5,087       .66           138       2.71       4,644         .62           325       7.00
Other loans................    64,483      8.31         1,294       2.01      54,578        7.35           835       1.53
                             --------    ------       -------     ------    --------    --------       -------     ------
  Total....................  $776,068    100.00%      $ 4,730        .61%   $743,311      100.00%      $ 4,564        .61%
                             ========    ======       =======     ======    ========    ========       =======     ======


                                             At December 31,
                             ---------------------------------------------
                                                  1995
                             ---------------------------------------------
                                         Percent                 Allowance
                                         of Total   Allocation     as %
                              Balance      Loan         of        of Loan
                             of Loans    Balance     Allowance    Balance
                             ---------   --------   ----------   ---------
First mortgage loans:
 One-to four-family
  residential (including
  construction and
   development loans and
  loans sold with
   recourse)(1)............  $502,374      79.39%       $1,401       .28%
 FHA-insured and
  VA-partially
  guaranteed...............     7,458       1.18           319      4.28
 Income-producing property
  (including
  construction and
   development loans)......    75,012      11.85         1,875      2.50
                             --------    -------    ----------   -------
  Total first mortgage
   loans...................   584,844      92.42         3,595       .61
Second mortgage loans......       571        .09             4       .70
Commercial business loans..     3,195        .51            96      3.00
Other loans................    44,171       6.98           668      1.51
                             --------    -------    ----------   -------
  Total....................  $632,781     100.00%       $4,363       .69%
                             ========    =======    ==========   =======


                                                                   At December 31,
                             ---------------------------------------------------------------------------------------------
                                                  1994                                            1993
                             ---------------------------------------------  ----------------------------------------------
                                        Percent                  Allowance               Percent                 Allowance
                                        of Total   Allocation      as %                  of Total   Allocation      as %
                             Balance      Loan         of         of Loan    Balance      Loan          of        of Loan
                             of Loans   Balance     Allowance     Balance    of Loans    Balance     Allowance    Balance
                             --------   --------   -----------   --------   ---------   ---------   -----------   --------
                                                               (Dollars in Thousands)

First mortgage loans:
 One-to four-family
  residential (including
  construction and
   development loans and
  loans sold with
   recourse)(1)............  $424,079    79.32%       $1,296        .31%    $285,610      73.25%        $  943       .33%
 FHA-insured and
  VA-partially
  guaranteed...............     3,629      .68           421      11.60        4,240       1.09            582     13.73
 Income-producing property
  (including
  construction and
   development loans)......    66,855    12.50         1,775       2.65       63,727      16.34          1,670      2.62
                             --------   ------        ------      -----     --------     ------         ------     -----
  Total first mortgage
   loans...................   494,563    92.50         3,492        .71      353,577      90.68          3,195       .90
Second mortgage loans......       661      .12             5        .76          750        .19              7       .93
Commercial business loans..       706      .13            21       2.97          446        .12             14      3.14
Other loans................    38,759     7.25           606       1.56       35,159       9.01            631      1.79
                             --------   ------        ------      -----     --------     ------         ------     -----
  Total....................  $534,689   100.00%       $4,124        .77%    $389,932     100.00%        $3,847       .99%
                             ========   ======        ======      =====     ========     ======         ======     =====
--------------------------

(1) Loans sold with recourse totaled $1.0 million, $1.4 million, $1.8 million, $2.2 million and $3.0 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

INVESTMENT ACTIVITIES

     As a state chartered thrift, Community First is not subject to any regulatory liquidity requirements. It has generally been Community First's policy to maintain a liquidity portfolio in excess of OTS regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At December 31, 1997, Community First had an investment portfolio of $26.0 million consisting of U.S. government and federal agency obligations.

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

     During the years ended December 31, 1997, 1996 and 1995, the cost of the Bank's interest rate exchange agreements was $0, $107,000 and $109,000, respectively, and is included as interest expense on deposits.

     Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") addresses the accounting and reporting for equity securities having readily determinable fair values and for all investments in debt securities. SFAS No. 115 requires investment and mortgage-backed securities to be classified as follows:

     . Debt securities the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     . Debt and equity securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     . Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders' equity.

     At December 31, 1996, investment and mortgage-backed securities available for sale included unrealized net losses of $325,000 reported net of $110,000 of federal income tax benefit. Throughout 1997, market interest rates generally fell which favorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At December 31, 1997, the Bank reported $47.7 million in investment and mortgage-backed securities available for sale at fair value, with unrealized net gains of $474,000 reported net of $161,000 of federal income tax expense as a separate component of stockholders' equity. The Bank had no investment or mortgage-backed securities classified as held-to-maturity or trading securities as of December 31, 1997.

     In November 1995, the FASB issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide). The Guide permitted an institution to reassess the appropriateness of the classifications of all securities held at the time and account for any resulting reclassifications at fair value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). The Bank, in order to allow further flexibility in future asset/liability management decisions relating to securities, reclassified $18.1 million of corporate notes and U.S. Treasury securities from a held-to-maturity classification to an available-for-sale classification with unrealized pretax losses of $103,000 on these securities recorded as a negative adjustment to stockholders' equity.

     As of September 30, 1996, based upon liquidity and interest rate considerations, management determined it could no longer assert its intention to hold all mortgage-backed securities until maturity. Therefore, the entire mortgage-backed securities portfolio totaling $28.6 million was reclassified to an available-for-sale classification with unrealized pre-tax gains of $190,000 being recorded as a favorable adjustment to stockholders' equity. As a result, the Bank intends to classify any investment or mortgage-backed securities currently held or purchased in the subsequent two years as available for sale.

     The table below sets forth certain information regarding the amortized cost, weighted average rates and maturities of the Bank's investment securities available for sale at the date indicated. At December 31, 1997, the Bank did not have any investment securities available for sale with maturities greater than five years.

                                                                      At December 31, 1997
                                 -----------------------------------------------------------------------------------------------
                                    One Year or Less        One to Five Years        Five to Ten Years       More than Ten Years
                                 ---------------------    ---------------------    ---------------------    ---------------------
                                              Weighted                 Weighted                 Weighted                 Weighted
                                 Amortized    Average     Amortized     Average    Amortized    Average     Amortized     Average
                                   Cost         Rate        Cost         Rate        Cost         Rate        Cost         Rate
                                 ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                                                        (Dollars in Thousands)
United States government
 and agency obligations........   $24,000       5.99%       $   --          --%       $ --         --%         $ --         --%
Federal agency obligations.....        --         --         2,000        6.41          --         --            --         --
                                  -------                   ------                    ----                     ----
                                  $24,000       5.99        $2,000        6.41        $ --         --          $ --         --
                                  =======                   ======                    ====                     ====

                                              At December 31, 1997
                                 ---------------------------------------------
                                          Total Investment Securities
                                 ---------------------------------------------

                                 Average                              Weighted
                                  Life       Amortized     Market      Average
                                 in Years      Cost        Value        Rate
                                 --------    ---------    --------    --------
United States government
 and agency obligations........    0.37       $24,000      $24,053      5.99%
Federal agency obligations.....    3.28         2,000        2,027      6.41
                                   ----       -------      -------      ----
                                   0.60       $26,000      $26,080      6.02
                                   ====       =======      =======      ====

     At December 31, 1997, the Bank did not have any investment securities held to maturity.

     During 1995, the Bank purchased a $5.1 million available-for-sale corporate note with a maturity of 50 months and a weighted average yield of 7.08%. Investment securities available for sale in the amount of $13.9 million were sold during 1995, resulting in gross gains of $30,000 and gross losses of $33,000. During 1996, the Bank purchased $20.1 million of available-for-sale investment securities. These securities had a weighted average yield of 6.19%. The available-for-sale investment securities purchased consisted of federal agency obligations and U.S. Treasury securities with maturities of 11 to 61 months. Investment securities available for sale in the amount of $23.1 million were sold during 1996, resulting in gross gains of $43,000 and gross losses of $107,000. During 1997, the Bank purchased $24.0 million of available-for-sale investment securities. These securities had a weighted average yield of 5.99%. The available-for-sale investment securities purchased consisted of U.S. Treasury securities with maturities of 12 to 16 months. Investment securities available for sale in the amount of $20.0 million were sold during 1997, resulting in gross gains of $20,000 and gross losses of $51,000.

     At December 31, 1997, 1996 and 1995, the Bank's only held to maturity investment securities were shares of Federal Home Loan Bank Stock, with an amortized cost of $11,423,000, $10,632,000 and $8,537,000 at those dates, respectively.

     The following table sets forth certain information about the Bank's available-for-sale investment securities and related fair values.

                                                           At December 31,
                                    -------------------------------------------------------------
                                                 1997                 1996                 1995
                                                -------              -------              -------
                                    Amortized    Fair    Amortized    Fair    Amortized    Fair
                                       Cost      Value      Cost      Value      Cost      Value
                                    ----------  -------  ----------  -------  ----------  -------
                                                       (Dollars In Thousands)
United States government
 and agency obligations:
 Maturing within one year.........    $24,000   $24,053    $20,097   $20,071    $15,139   $15,102
 From one to five years...........         --        --         --        --     15,253    15,225
                                      -------   -------    -------   -------    -------   -------
                                       24,000    24,053     20,097    20,071     30,392    30,327
Federal agency obligations:
 Maturing from one to five years..      2,000     2,027      7,000     7,015         --        --

Corporate bonds:
 Maturing within one year.........         --        --      4,000     4,007     12,686    12,682
 From one to five years...........         --        --         --        --     11,921    12,100
                                      -------   -------    -------   -------    -------   -------
                                           --        --      4,000     4,007     24,607    24,782
                                      -------   -------    -------   -------    -------   -------

                                      $26,000   $26,080    $31,097   $31,093    $54,999   $55,109
                                      =======   =======   =======    =======    =======   =======

Weighted average interest rate....       6.02%                5.89%                5.37%
                                      =======              =======              =======


DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     GENERAL. Retail customer deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Community First derives funds from loan and mortgage-backed securities principal repayments, the sale of loans or participation interests therein and FHLB borrowings. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Available liquidity from net deposit inflows and the proceeds from investment and mortgage-backed security repayments and maturities were used by the Bank during 1995 to repay short-term adjustable-rate FHLB advances combined with holding in portfolio three-year adjustable-rate mortgage loan originations and medium-term fixed- and adjustable-rate mortgage loan purchases. Borrowings were also used on a longer-term basis for general business purposes. FHLB advances were obtained, as needed in 1996, to meet the Bank's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Bank emphasized increasing its deposit base by attracting new customers through various promotional activities. In 1997, loan growth was funded by maturities of investment and mortgage-backed securities, deposit growth (primarily in checking and savings accounts) and long-term, fixed-rate FHLB advances.

     DEPOSITS. Deposits are attracted primarily from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking accounts, money market accounts, savings accounts, certificates of deposit, retirement savings plans and pension investment accounts. Deposit account terms vary according to the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The Bank attempts to control its cost of funds by emphasizing checking, savings and money market accounts. At December 31, 1997, such accounts totaled $238.1 million, or 42.3%, of the Bank's total deposits.

     While the deregulation of interest rates has allowed the Bank to be more competitive in obtaining funds and given it more flexibility to meet the threat of deposit outflows, it has also resulted in a higher and more volatile cost of funds. During 1993 and early 1994, upon maturity of their certificates of deposit, many customers chose to reinvest the proceeds into savings and money market accounts possessing shorter terms and enhanced liquidity. As market interest rates, however, climbed to a two-year high, some customers chose to withdraw these short-term, liquid funds held in the Bank to seek higher returns in non-bank financial products. Non-bank competition similarly affected the level of certificates of deposit maintained in the Bank and, generally consistent with an industry-wide trend, the Bank experienced declines in certificates of deposit. Total deposits grew 1.6% from $553.6 million at December 31, 1996, to $562.4 million at December 31, 1997. The $8.8 million increase resulted from transaction account, savings account, and certificate of deposit growth of $5.0 million, $3.7 million, and $100,000, respectively.
During 1995, the Bank introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Bank continued comprehensive marketing campaigns during 1996 and 1997. The continued promotion of Really Free Checking in 1996 and 1997 has resulted in an expansion of the Bank's deposit base through attracting new customers and cross-selling other Bank products to existing customers. With a certificate of deposit campaign, coinciding with the checking campaign, the Bank promoted the competitive rates offered on fourteen-month certificates, also attracting new customers. The Bank continued to promote during 1997 a high yield money market savings product, which was originally introduced during late 1996. Although the majority of the growth in certificates of deposit and the money market savings products was obtained from external sources, many accounts were also opened by existing customers with transfers of funds from their checking, savings and money market checking accounts.

     Bank management meets weekly to evaluate the internal cost of funds, review a survey of rates offered by major competitors in the market, review the Bank's cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. At the present time, the Bank's primary strategy for attracting and retaining deposits is to emphasize competitive rates which are generally comparable to those offered by other market leaders. This pricing strategy is complemented by the introduction of new deposit products designed to differentiate the Bank from its competition, such as the offering of "Really Free Checking." The Bank does not actively solicit brokered deposits, but does accept brokered deposits at rates appropriate for institutional investors, which are less than the amount paid for retail deposits. At December 31, 1997, the Bank had a total of $100,000 in brokered deposits, or .02% of total deposits.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.



                                                                      At December 31,
                            ----------------------------------------------------------------------------------------------------
                                    1997                              1996                                         1995
                            --------------------------------  --------------------------------  --------------------------------
                                      Percent of   Increase             Percent of   Increase             Percent of   Increase
                             Amount   Portfolio   (Decrease)   Amount   Portfolio   (Decrease)   Amount   Portfolio   (Decrease)
                            --------  ----------  ----------  --------  ----------  ----------  --------  ----------  ----------
                                                                   (Dollars in Thousands)

Regular savings...........  $ 63,069      11.21%   $ (2,145)  $ 65,214      11.78%   $ (2,376)  $ 67,590      12.80%  $  (4,104)
Money market savings......    21,944       3.90       5,808     16,136       2.91      16,136         --         --          --
Consumer checking.........    93,340      16.60       6,617     86,723      15.67       7,092     79,631      15.09      11,269
Commercial checking.......     9,616       1.71         292      9,324       1.68       1,666      7,658       1.45      (1,553)
Money market checking.....    50,099       8.91      (1,864)    51,963       9.39      (2,561)    54,524      10.33      (9,884)
                            --------     ------    --------   --------     ------    --------   --------     ------   ---------
                             238,068      42.33       8,708    229,360      41.43      19,957    209,403      39.67      (4,272)

Certificates of deposit:
  0.00 - 4.99%............    20,758       3.69     (17,065)    37,823       6.83      13,333     24,490       4.64    (100,297)
  5.00 - 5.99%............   164,405      29.23       6,652    157,753      28.50       9,970    147,783      28.00      72,103
  6.00 - 6.99%............   137,225      24.40      11,128    126,097      22.78      (2,469)   128,566      24.36      86,363
  7.00 - 7.99%............       749        .13        (404)     1,153        .21     (14,849)    16,002       3.03      (7,704)
  8.00 - 8.99%............       656        .12        (170)       826        .15        (197)     1,023        .19     (11,599)
  9.00 - 9.99%............       551        .10         (11)       562        .10          13        549        .11      (5,781)
 10.00 - 10.99%...........        --         --          --         --         --          --         --         --      (2,687)
                            --------     ------    --------   --------     ------    --------   --------     ------   ---------
                             324,344      57.67         130    324,214      58.57       5,801    318,413      60.33      30,398
                            --------     ------    --------   --------     ------    --------   --------     ------   ---------

Totals....................  $562,412     100.00%   $  8,838   $553,574     100.00%   $ 25,758   $527,816     100.00%  $  26,126
                            ========     ======    ========   ========     ======    ========   ========     ======   =========

     The following table sets forth certain information regarding the Bank's deposit flows for the periods indicated:



                                                           Year Ended December 31,
                                                  ----------------------------------------
                                                      1997          1996          1995
                                                  ------------  ------------  ------------
                                                         (Dollars in Thousands)
Beginning balance...................              $   553,574   $   527,816   $   501,690
Deposits, net of interest credited..                2,068,592     1,889,523     1,392,217
Withdrawals.........................               (2,078,598)   (1,879,791)   (1,381,961)
Interest credited...................                   18,844        16,026        15,870
                                                  -----------   -----------   -----------

Ending balance......................              $   562,412   $   553,574   $   527,816
                                                  ===========   ===========   ===========

Net increase........................              $     8,838   $    25,758   $    26,126
                                                  ===========   ===========   ===========

Percentage increase.................                     1.60%         4.88%         5.21%
                                                  ===========   ===========   ===========

     The following table sets forth the average balances (based on daily balances) and interest rates for demand deposits and time deposits for the periods indicated.

                                                     Year Ended December 31,
                     ----------------------------------------------------------------------------------------
                                 1997                          1996                         1995
                     ---------------------------   ---------------------------   ----------------------------
                       Savings,                      Savings,                      Savings,
                     Checking and   Certificates   Checking and   Certificates   Checking and   Certificates
                     Money Market        of        Money Market        of        Money Market        of
                       Accounts        Deposit       Accounts        Deposit       Accounts        Deposit
                     -------------  -------------  -------------  -------------  -------------  -------------
                                                      (Dollars in Thousands)

Average balance....      $235,475      $322,998        $217,316       $319,491       $207,635       $310,253
                         ========     =========    ============   ============   ============   ============

Average rate paid..          2.52%         5.74%           2.50%          5.76%          2.79%          5.80%
                         ========     =========    ============   ============   ============   ============

     The following table indicates the amount, at December 31, 1997, of the Bank's certificates of deposit of $100,000 or more by the time period remaining until maturity.



                                               Certificates
     Maturity Period                            of Deposit
     ---------------------------------------   -------------
                                               (In Thousands)
     Three months or less...................     $ 3,628
     Over three months through six months...       8,216
     Over six months through twelve months..      11,563
     Over twelve months.....................      10,603
                                                 -------
                                                 $34,010
                                                 =======

     The following table presents, by various interest rate categories, the amounts of certificate of deposit accounts at December 31, 1997, maturing during the periods reflected below:

                                  0.00-     5.00-      6.00-    7.00-     9.00-             Percent
                                  4.99%     5.99%      6.99%    8.99%    10.99%    Total    of Total
                                 -------  --------   --------   ------   ------   --------  --------
                                                         (Dollars in Thousands)
Certificate accounts maturing
 in the period ending:
June 30, 1998..................  $16,470  $ 86,102   $ 12,650   $  462   $   69   $115,753     35.69%
December 31, 1998..............      880    36,702     74,252      169       81    112,084     34.56
June 30, 1999..................    1,488    16,740     25,721      179      398     44,526     13.73
December 31, 1999..............       95     7,553      8,224       43       --     15,915      4.91
December 31, 2000..............      770     8,487     10,017      526       --     19,800      6.10
December 31, 2001..............      969     5,365      1,050       16        3      7,403      2.28
Thereafter.....................       86     3,456      5,311       10       --      8,863      2.73
                                 -------  --------   --------   ------   ------   --------    ------
                                 $20,758  $164,405   $137,225   $1,405   $  551   $324,344    100.00%
                                 =======  ========   ========   ======   ======   ========    ======

     At December 31, 1997, accounts having balances of $100,000 or more totaled $66.0 million representing 11.7% of total deposits.

     INDIVIDUAL RETIREMENT ACCOUNTS AND KEOGH/CORPORATE QUALIFIED PLAN FUNDS. The Bank seeks to attract Individual Retirement Accounts ("IRAs"). In addition to the establishment of an IRA department, the Bank has a Retirement Accounts Product Manager with previous experience in insurance, pension plan design and personal sales. The Bank has maintained its commitment to retirement accounts by developing a professional IRA staff and an extensive record-keeping system to supply necessary customer information as required under current IRA provisions. As of December 31, 1997, the Bank administered 5,260 IRAs and 7 Tax Qualified Retirement Plans totaling $48.8 million, or 8.7%, of all deposits.

     BORROWINGS. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank does, however, rely upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's residential mortgage loans. Since mid-1993, borrowings from the FHLB have been an integral component of the Bank's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances grew from $202.6 million at December 31, 1996 to $212.7 million at year-end 1997. Of the outstanding FHLB advances at December 31, 1997, $201.7 million carried a weighted average fixed-rate of 6.11%. Adjustable-rate advances at December 31, 1997 totaled $11.0 million, all of which reprice based upon the FHLB overnight Basic Agency Discount Note rate plus 30 basis points.

     Since 1995, FHLB advances have been obtained to meet the Bank's operating needs which included the funding of adjustable-rate mortgage loan originations and purchases of medium-term fixed- and adjustable-rate residential mortgage loans. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Bank emphasized using more medium term fixed-rate FHLB advances.

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

     The following tables set forth certain information regarding borrowings at the dates and during the periods indicated.

                                                            At December 31,
                                                     ------------------------------
                                                       1997       1996       1995
                                                     --------  ---------  ---------
                                                         (Dollars in Thousands)
Amount of borrowings:
  FHLB advances.............................         $212,693   $202,639   $160,649
Weighted average rate on:
 FHLB advances..............................             6.09%      5.97%      6.02%

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       1997       1996       1995
                                                     --------  ---------  ---------
                                                         (Dollars in Thousands)
Maximum amount of borrowings
 outstanding at any month end:
 FHLB advances..............................         $223,461   $203,330   $165,787

Approximate average borrowings
 outstanding with respect to:
 FHLB advances..............................         $207,871   $176,943   $150,998

Approximate weighted average rate paid on:
 FHLB advances..............................             6.12%      6.02%      6.21%

SUBSIDIARY ACTIVITIES

     Community First is permitted to invest an amount equal to 5% of its assets in service entities where such entities are authorized to engage in those activities incidental to the conduct of the Bank. As of December 31, 1997, Community First's investment in its subsidiary was $342,000.

     In October 1982, the Bank formed a wholly-owned subsidiary, Capitol Consolidated Financial Corporation ("CCFC"), for the purpose of engaging in real estate development activities. Subsequent to its organization CCFC was involved in one real estate development project beginning in 1985 and concluding in 1986, and also was engaged in limited securities investment activities in 1986. CCFC has engaged in no significant activities since May 1986, although in 1986 it did purchase approximately $26,000 of stock in an insurance company, of which it held $16,000 at December 31, 1997. During 1993, the Bank entered into a lease agreement with a third-provider of investment products. The Bank, in 1995 and 1994, respectively, recognized $15,000 and $150,000 of rental income in conjunction with this agreement. In addition, CCFC entered into a brokerage services agreement with the same third-party vendor whereby $15,000, $53,000 and $29,000 of commissions were received and included in CCFC's income in 1995, 1994 and 1993, respectively. Both the lease and the brokerage services agreement were terminated in 1995. CCFC entered into a brokerage services agreement with another third-party vendor in late 1995. Through the Bank's branch offices, this third-party provides customers seeking alternative non-FDIC insured investment services the opportunity to invest in bonds, mutual funds, stocks, annuities, and other investment products. The offices occupied by the third party are separate and distinct from the Bank's offices, and Bank customers are alerted to the fact that the third party is not affiliated with the Bank, and is not offering deposit or savings accounts insured by the SAIF or the FDIC. In conjunction with the brokerage service agreement, CCFC received $16,000 in commissions in 1996. The Bank also received $27,000 in rental income in 1996 from the third-party. In early 1997, the brokerage services agreement with the third-party vendor was terminated.

     In late 1995, CCFC purchased the Allegan Insurance Agency. No activity was conducted through this agency during 1995 or 1996. In early 1997, a licensed agent was hired to operate the Allegan Insurance Agency. During 1997, the Allegan Insurance Agency conducted business as Community First Insurance and Investment Services and offered customers and non-customers the opportunity to invest in non-FDIC-insurance products such as bonds, mutual funds, stocks, annuities, and life insurance. CCFC received $138,000 in commission income during 1997.

     Also during 1997, CCFC invested $26,838 to become a member of Michigan Bankers Title of Mid-Michigan, L.L.C., a Michigan limited liability company, for the purpose of engaging in the title insurance agency business. As agent for Investors Title Insurance Company, a North Carolina insurance corporation headquartered in Chapel Hill, North Carolina, the L.L.C. underwrites and issues title insurance policies in the name and on behalf of the title insurer. The Michigan Bankers Title of Mid-Michigan, L.L.C. is comprised of fourteen owners; subsidiaries of ten state banks, three national banks and one subsidiary of a state savings bank. CCFC received a dividend distribution of $29,820 in December 1997, based upon the operation of the L.L.C. during 1997.

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

KEY OPERATING RATIOS

     Set forth below are certain key operating ratios for the Corporation at the dates and for the periods indicated.

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       1997       1996       1995
                                                     --------  ---------  ---------
Interest rate spread...................                 2.70%     2.63%      2.52%

Net yield on earning assets............                 3.06      2.98       2.85

Return on average equity (net income
  as a percentage of average
  stockholders' equity)................                16.39      8.55      11.47

Return on average assets (net income
  as a percentage of average  assets)..                 1.26      0.69       0.92

Dividend payout ratio..................                31.71     41.28      28.38

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       1997       1996       1995
                                                     --------  ---------  ---------
Equity to assets ratio (average stockholders'
 equity as a percentage of average
 total assets)..................................        7.70%     8.06%      8.00%

     Additional performance ratios are set forth in the "Five Year Summary of Selected Consolidated Financial Data," incorporated herein by reference to the Annual Report. Any significant changes in the current trend of the above ratios are reviewed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to the Annual Report.

COMPETITION

     Community First encounters strong competition both in the attraction of deposits and in the origination of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings institutions and credit unions in its market area. Community First has the largest market share of deposits for financial institutions with corporate headquarters in the greater Lansing area, and the third largest market share of financial institutions with branches or subsidiaries in that market.

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

     At December 31, 1997, the Bank's ratio of Tier 1 capital to total assets was 7.63%, its ratio of Tier 1 capital to risk-weighted assets was 12.83% and its ratio of total capital to risk-weighted assets was 13.77%.

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

     FEDERAL HOME LOAN BANK SYSTEM. Community First is a member of the FHLB System. The FHLB System consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), as successor in this respect to the Federal Home Loan Bank Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in its FHLB in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the FHLBs. The Bank was in compliance with this requirement at December 31, 1997, with investments in FHLB stock of $11.4 million.

     The FHLBs serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. They make advances to members in accordance with policies and procedures established by
the FHFB and their Boards of Directors.   Long-term advances may be made only
for the purpose of providing funds for residential housing finance. As of December 31, 1997, the Bank had $212.7 million in advances from its FHLB.

     LIQUIDITY REQUIREMENTS. Although not required by regulation, Community First maintains average daily balances of short-term liquid assets at a specified percentage (currently 3%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. The short-term liquidity ratio of the Bank at December 31, 1997 was 7.32%. A substantial sustained decline in savings deposits could adversely affect the Bank's liquidity which could result in restricted operations and additional borrowings from the FHLB.

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

     Before 1997, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of
65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $2,214,000 during the quarter ended September 30, 1996.

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

     PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action in the event an FDIC-insured institution fails to meet certain minimum capital requirements. Under FDICIA, as implemented by regulations adopted by the FDIC, an institution is assigned to one of the following five capital categories:

     . well-capitalized -- total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater, leverage ratio of 5% or greater, and no written FDIC directive or order requiring the maintenance of specific levels of capital;

     . adequately capitalized -- total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater, and leverage ratio of 4% or greater (or 3% or greater if the institution's composite rating under the FDIC's supervisory rating system is 1);

     . undercapitalized -- total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of less than 4%, or leverage ratio of less than 4% (or less than 3% if the institution's composite rating under the FDIC's supervisory rating system is 1);

     . significantly undercapitalized -- total risk-based capital ratio of less than 6%, or Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and

     . critically undercapitalized -- ratio of tangible equity to total assets of 2% or less.

     Under FDICIA, an "undercapitalized institution" generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, restrictions on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. At December 31, 1997, the Bank was classified as "well capitalized" under the FDIC's regulations.

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

     LIMITS ON LOANS TO ONE BORROWER. The Home Owners' Loan Act ("HOLA") provides that the loans-to-one-borrower limits applicable to national banks apply to savings associations in the same manner and to the same extent. Under these rules, with certain limited exceptions, loans and extensions of credit to a person outstanding at one time generally shall not exceed 15% of the unimpaired capital and surplus of the savings association. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. HOLA additionally authorizes savings associations to make loans to one borrower, for any purpose, in an amount not to exceed $500,000, or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus, to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required on the first $4.7 million of transaction accounts. Reserves equal to 3% must be maintained on the next $43.1 million of transaction accounts and a reserve of 10% must be maintained against the remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1997, Community First met its reserve requirements.

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

     Savings associations are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S) 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     RESTRICTIONS ON ACQUISITIONS. Savings and loan holding companies are generally prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

     Federal associations may branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may only establish an out-of-state branch under such OTS regulation if (i) the federal association qualifies as a "domestic building and loan association" under (S)7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

     FEDERAL INCOME TAXATION. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended ("Code") in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The thrift bad debt reserve method was repealed for taxable years beginning after December 31, 1995. For taxable years beginning on or after January 1, 1996, savings institutions will be treated the same as commercial banks. Institutions such as the Bank that are part of a consolidated group with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions in groups with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

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

     The base year tax bad debt reserves are generally not subject to recapture, but they are frozen, not forgiven. Earnings that represent amounts appropriated to an institution's bad debt reserves and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amounts are included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     The Corporation's federal income tax returns were audited through December 1992 by the IRS, without material adjustments.

     STATE TAXATION. Under Michigan law, Community First is subject to a "Single Business Tax," a value-added tax for the privilege of doing business in the state of Michigan. The major components of the tax base are: compensation, federal taxable income and depreciation, less the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base for 1997. Community First is also subject to an "Intangibles Tax" of $.05 on each $1,000 of savings deposits for 1997. The Intangibles Tax has been repealed beginning in 1998.

     The Bank's state tax returns have been audited through December 1991 by the Michigan Department of Treasury.

     For additional information regarding federal taxes, see Notes 1 and 13 of the Notes to Consolidated Financial Statements in the Annual Report.

PERSONNEL

     As of December 31, 1997, the Bank, including its subsidiaries, had 195 full-time employees and 68 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

EXECUTIVE OFFICERS

     The following table sets forth information regarding the Corporation's and/or the Bank's executive officers.


Name                         Age(1)                                  Position
---------------------------  ------  -------------------------------------------------------------------------

Robert H. Becker              62     President and Chief Executive Officer of the Corporation and the Bank
John W. Abbott                50     Executive Vice President, Chief Operating Officer, and Secretary of the
                                      Corporation and the Bank
Carl C. Farrar                48     Senior Vice President -- Chief Lending Officer of the Bank
Jane M. Judge McMillian       36     Vice President -- Director of Human Resources of the Bank
Rick L. Laber                 40     Vice President, Chief Financial Officer, and Treasurer of the Corporation
                                      and the Bank
Jack G. Nimphie               48     Senior Vice President -- Director of Operations of the Bank
Sally A. Peters               45     Vice President -- Director of Marketing of the Bank
C. Wayne Weaver               44     Senior Vice President -- Director of Retail Banking of the Bank

-------------------------

(1)  At December 31, 1997

     The principal occupation of each executive officer of the Corporation and/or the Bank is set forth below.

     ROBERT H. BECKER joined Community First in November 1987 as the President and Chief Executive Officer. Mr. Becker also serves as the Corporation's President and Chief Executive Officer. Mr. Becker began his banking career in 1957, and from 1976 to 1987, Mr. Becker served as President and Chief Executive Officer of MetroBanc located in Grand Rapids, Michigan. Mr. Becker is a past Director of the Federal Home Loan Bank of Indianapolis and a past Chairman of the Michigan League of Savings Institutions. He is also a director of the Lansing Community College Foundation, a Board member of the Rotary Club of Lansing, and a member of the Finance Committee of the Capital Region Community Foundation.

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

     JANE M. JUDGE MCMILLIAN joined Community First in May 1995 as Vice President -- Director of Human Resources. Ms. Judge McMillian holds a Masters Degree in Labor and Industrial Relations and prior to May 1995 served as manager of human resources for a clinical reference laboratory headquartered in Southfield, Michigan.

     RICK L. LABER joined Community First in August 1997 as Vice President, Chief Financial Officer and Treasurer. Mr. Laber also serves as the Corporation's Vice President, Chief Financial Officer and Treasurer. From 1996 until July 1997, Mr. Laber was Vice President -- Branch Coordinator of Flagstar Bank in Jackson, Michigan. From 1992 to 1996, Mr. Laber was Senior Vice President, Chief Financial Officer and Treasurer of Security Savings Bank located in Jackson, Michigan. Prior to August 1992, Mr. Laber was a C.P.A. with a national accounting firm.

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

ITEM 2.  PROPERTIES
-------------------

     Community First owns all of its offices, except as noted. The following table sets forth the location of the Bank's offices, as well as certain additional information relating to those offices as of December 31, 1997.


                                                           Net Book
                                  Year     Approximate     Value at
                                Facility   Office Area   December 31,
                                 Opened   (Square Feet)    1997 (1)
                                --------  -------------  -------------
Community First Main Office:
112 East Allegan Street
Lansing, Michigan (2)               1922        46,368     $3,718,490

Branch Offices:
101 East Lawrence Street
Charlotte, Michigan                 1981         1,700        191,109

6333 West St. Joseph Street
Delta Township, Michigan            1986         1,200        374,328

250 East Saginaw Street
East Lansing, Michigan              1977         2,100        418,161

401 South Bridge Street
Grand Ledge, Michigan               1966         1,700        321,228

4440 West Saginaw Street
Lansing, Michigan                   1977         2,100        442,257

6510 South Cedar Street
Lansing, Michigan (3)               1974         3,000        525,738

606 West Columbia Street
Mason, Michigan                     1971         1,700        326,326

2119 Hamilton Road
Okemos, Michigan (4)                1961         2,500

301 North Clinton Avenue
St. Johns, Michigan                 1978         2,700        385,768

225 West Grand River Avenue
Williamston, Michigan               1978         1,500        248,454

121 West Allegan Street
Lansing, Michigan (5)               1922        16,800        417,905

5620 Pennsylvania Avenue
Lansing, Michigan                   1970         1,250        117,482


                                                                 Net Book
                                        Year     Approximate     Value at
                                      Facility   Office Area   December 31,
                                       Opened   (Square Feet)    1997 (1)
                                      --------  -------------  -------------

100 North Dexter Street
Ionia, Michigan                           1975         1,248         87,229

709 S. U.S. 27
St. Johns, Michigan                       1981         1,454        220,871

2285 W. Grand River
Okemos, Michigan (4)                      1976         1,200

2801 E. Grand River
Lansing, Michigan                         1978         1,454        170,214

5610 W. Saginaw Street
Lansing, Michigan (6)                     1991         4,158

13007 S. U.S. 27
DeWitt, Michigan                          1994         2,420      1,127,795

515 E. Grand River Avenue, Suite E
East Lansing, Michigan (7)                1996         2,500         99,536

4815 Okemos Road
Okemos, Michigan (8)                      1997         2,635        958,655

Ledges Commerce Park, Unit 2A
Grand Ledge, Michigan (9)                 1996                      198,635

_______________
(1) Represents the book value of land, building, fixtures, equipment and furniture at the premises and owned or leased by the Bank.
(2) This location has attached buildings with an additional 2,444 square feet rented as retail space.
(3) Building has a second floor with an additional 2,200 square feet rented as office space.
(4) These two locations were sold in 1997. The offices were relocated and consolidated into the purchased location at 4815 Okemos Road described in
     (8) below; 2119 Hamilton Road, sold April 18, 1997; and 2285 W. Grand River Avenue, sold July 11, 1997.
(5) This office was closed effective May 1, 1992, and is currently held for future expansion and offers for interim rental are considered.
(6) Branch office was closed effective December 1, 1996, and was sold April 17, 1997.
(7) Branch office was opened April 29, 1996. Property is leased and net book value at December 31, 1997 represents building improvements and furniture and equipment.
(8) Net book value at December 31, 1997 represents the purchase price of branch office at this location. Building was purchased March 21, 1997 and occupied March 24, 1997.
(9) Net book value at December 31, 1997 represents the purchase price of land which is held for future development of a branch office.

     The net book value of the Bank's investment in premises and equipment totaled $10.5 million at December 31, 1997. For additional information regarding the Bank's premises and equipment, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.



                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

     The information contained in this Section captioned "Market Information" in the Annual Report is hereby incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the section "Selected Consolidated Financial and Other Data" in the Annual Report is hereby incorporated by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The information contained in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is hereby incorporated by reference.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARK RISK
------------------------------------------------------------------

     The information contained in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is hereby incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed in
Item 14 herein are incorporated herein by reference.

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

     Information concerning the Executive Officers of the Corporation is set forth under "Item 1. Business ---Executive Officers" which is incorporated herein by reference.


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



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)(1) Financial Statements - The following financial statements are
            --------------------
incorporated by reference to Item 8 of this Annual Report on Form 10-K:

     1. Consolidated Statements of Financial Condition at December 31, 1997 and 1996
     2. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995
     3. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
     4. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
     5.   Notes to Consolidated Financial Statements
     6.   Independent Auditors' Report

     (a)(2) Financial Statement Schedules - All financial statement schedules
            -----------------------------
have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

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

     10.2 Employment Agreements between Community First, A Federal Savings Bank and Robert H. Becker and John W. Abbott (incorporated by reference to
           Exhibit 10.2 to Post-Effective Amendment No. 2 to the Corporation's registration statement on Form S-4 filed with the SEC on May 21,
           1990)

     10.3 Merger Conversion Agreement with Union Federal Savings dated June 12, 1991 (incorporated by reference to Exhibit 28.2 to the Corporation's current report on Form 8-K filed with the SEC on June 14, 1992)

     13    1997 Annual Report to Stockholders

     21    Subsidiaries

     23    Consent of KPMG Peat Marwick LLP

     27    Financial Data Schedule

     (b)   Reports on Form 8-K.  On November 21, 1997, the registrant filed a
           -------------------
           Current Report on Form 8-K regarding the registrant's Board of Directors approval of a 3-for-2 common stock split on November 18, 1997.

     (c)   Exhibits - All exhibits to this report are attached or incorporated
           --------
           by reference as stated above.

     (d)   Financial Statement Schedules - None.
           -----------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 1998.

                                   CFSB BANCORP, INC.



                                   By: /s/ Robert H. Becker
                                       --------------------
                                       Robert H. Becker
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 1998.


/s/ Robert H. Becker               /s/ John W. Abbott
--------------------               ------------------
Robert H. Becker                   John W. Abbott
President and                      Executive Vice President, Chief
Chief Executive Officer            Operating Officer and Secretary
(Principal Executive Officer       (Duly Authorized Representative)
and a Director)


/s/ James L. Reutter               /s/ Rick L. Laber
--------------------               ---------------------
James L. Reutter                   Rick L. Laber
Chairman of the Board              Vice President, Chief Financial Officer
(Director)                         and Treasurer
                                   (Principal Financial and Accounting Officer)


/s/ Cecil Mackey
-------------------                -------------------
Cecil Mackey                       David H. Brogan
(Director)                         (Director)


                                   /s/ William C. Hollister
-------------------------          ------------------------
J. Paul Thompson, Jr.              William C. Hollister
(Director)                         (Director)


/s/ Henry W. Wolcott, IV           /s/ Donald F. Wall
------------------------           ------------------
Henry W. Wolcott, IV               Donald F. Wall
(Director)                         (Director)

                               INDEX TO EXHIBITS

 Exhibit
 -------

      3.1 *    Certificate of Incorporation of CFSB Bancorp, Inc.

      3.2 *    Bylaws of CFSB Bancorp, Inc.

     10.1 *    Stock Option Plan of CFSB Bancorp, Inc.

     10.2 ** Employment Agreements between Community First, A Federal Savings Bank and Robert H. Becker and John W. Abbott.

     10.3 *** Merger Conversion Agreement with Union Federal Savings dated June 12, 1991.

     13        1997 Annual Report to Stockholders

     21        Subsidiaries

     23        Consent of KPMG Peat Marwick LLP

     27        Financial Data Schedule

_____________
* Incorporated by reference to the Corporation's registration statement on Form S-1 filed with the SEC on January 9, 1990.
** Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Corporation's registration statement on Form S-1 filed with the SEC on May 21, 1990.
*** Incorporated by reference to Exhibit 28.2 to the Corporation's current report on Form 8-K filed with the SEC on June 14, 1992.