Form 10-Q
period 1998-03-31
CFSB BANCORP INC
filed 1998-05-15
CIK 859083

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: March 31, 1998 Commission File No. 0-18609

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

                     YES  X     NO ___

There were 7,437,853 shares of the Registrant's $0.01 par value common stock outstanding as of April 30, 1998.

              CFSB Bancorp, Inc. and Subsidiary

                         Contents

                                                            Pages
                                                            -----
PART I  -  FINANCIAL INFORMATION

   Consolidated Statements of Condition at
   March 31, 1998 and December 31, 1997 (unaudited)           1

   Consolidated Statements of Operations for the
   three months ended March 31, 1998 and 1997
   (unaudited)                                                2

   Consolidated Statements of Stockholders' Equity
   and Comprehensive Income for the three months
   ended March 31, 1998 and 1997 (unaudited)                  3

   Consolidated Statements of Cash Flows for the
   three months ended March 31, 1998 and 1997
   (unaudited)                                               4-5

   Notes to Consolidated Financial Statements
   (unaudited)                                               6-7

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations            8-14

PART II - OTHER INFORMATION                                  15

  SIGNATURES                                                 16

              CFSB BANCORP, INC. AND SUBSIDIARY
             Consolidated Statements of Condition

                                                           March 31,    December 31,
                                                             1998          1997
                                                         ------------   -----------
                                                                (unaudited)
ASSETS
  Cash and amounts due from depository institutions     $  3,848,037   $  5,188,951
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                     39,757,989     13,300,543
  Investment securities available for sale, at
    fair value                                            16,073,438     26,079,688
  Mortgage-backed securities available for sale,
    at fair value                                         19,912,680     21,597,690
  Loans receivable, net                                  733,915,422    754,806,061
  Accrued interest receivable, net                         4,494,888      4,910,200
  Real estate, net                                             5,188          -
  Premises and equipment, net                             10,398,626     10,457,180
  Stock in Federal Home Loan Bank of Indianapolis,
    at cost                                               11,423,100     11,423,100
  Deferred federal income tax benefit                        567,000        266,784
  Other assets                                             5,745,893      4,857,716
                                                        ------------   ------------
    Total assets                                        $846,142,261   $852,887,913
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                            $576,481,390   $562,412,067
    Advances from Federal Home Loan Bank                 189,046,811    212,692,934
    Advance payments by borrowers for taxes
      and insurance                                        3,542,988      1,454,316
    Accrued interest payable                               2,881,651      3,043,923
    Federal income taxes payable                           2,110,003        556,315
    Due to broker                                            497,875          -
    Other liabilities                                      6,221,100      5,193,568
                                                        ------------   ------------
      Total liabilities                                  780,781,818    785,353,123
                                                        ------------   ------------
Stockholders' equity:
  Serial preferred stock, $0.01 par value; authorized
    2,000,000 shares; issued - none                           -               -
  Common stock,  $0.01 par value; authorized
    10,000,000 shares; issued 7,655,466 shares                76,555         76,555
  Additional paid-in capital                              48,377,350     48,377,350
  Retained income - substantially restricted              21,800,247     20,011,874
  Accumulated other comprehensive income,
    net of tax expense of $130,507 - 1998 and
    $161,035 - 1997                                          253,932        312,597
  Employee Stock Ownership Plan                             (169,551)      (227,522)
  Treasury stock, at cost; 182,694 shares - 1998 and
    47,988 shares - 1997                                  (4,978,090)    (1,016,064)
                                                        ------------   ------------

    Total stockholders' equity                            65,360,443     67,534,790
                                                        ------------   ------------
    Total liabilities and stockholders' equity          $846,142,261   $852,887,913
                                                        ============   ============

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                                     Three Month Ended
                                                        March 31,
                                                  ---------------------
                                                   1998         1997
                                                  -------      -------
                                                      (Unaudited)
INTEREST INCOME:
  Loans receivable                                $14,338,377   $13,902,372
  Mortgage-backed securities                          403,967       511,188
  Investment securities                               297,650       455,659
  Other                                               508,380       301,501
                                                  -----------   -----------
     Total interest income                         15,548,374    15,170,720
INTEREST EXPENSE:
  Deposits, net                                     6,196,215     6,036,114
  Federal Home Loan Bank advances                   2,946,399     2,919,262
                                                  -----------   -----------
     Total interest expense                         9,142,614     8,955,376
                                                  -----------   -----------
     Net interest income before provision
       for loan losses                              6,405,760     6,215,344
Provision for loan losses                              97,500        90,000
                                                  -----------   -----------
     Net interest income after provision
       for loan losses                              6,308,260     6,125,344
OTHER INCOME(LOSS):
  Service charges and other fees                    1,125,744       927,159
  Loan servicing income                                72,230        80,039
  Gains on sales of loans, net                        449,069        69,857
  Gains on sales of investment securities
    available for sale, net                              -           19,659
  Gains on sales of mortgage-backed securities
    available for sale, net                             2,362          -
  Real estate operations, net                           9,658       (15,000)
  Other, net                                          211,797       112,439
                                                  -----------   -----------
    Total other income                              1,870,860     1,194,153
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe
    benefits                                        2,180,922     2,046,076
  Office occupancy and equipment                      498,296       708,578
  Federal insurance premiums                           87,020        87,734
  Marketing                                           202,269       212,573
  Data processing                                     113,356       101,674
  Other, net                                          908,612       789,258
                                                  -----------   -----------
    Total general and administrative
      expenses                                      3,990,475     3,945,893
                                                  -----------   -----------
    Income before federal income tax
      expense                                       4,188,645     3,373,604
Federal income tax expense                          1,359,000     1,066,000
                                                  -----------   -----------
    Net income                                    $ 2,829,645   $ 2,307,604
                                                  ===========   ===========
EARNINGS PER SHARE:
  Basic                                           $      0.37   $      0.30
                                                  ===========   ===========
  Diluted                                         $      0.36   $      0.29
                                                  ===========   ===========
DIVIDENDS PAID PER SHARE                          $      0.12   $      0.07
                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

               CFSB BANCORP, INC. AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity and
                Comprehensive Income
      For the Three Months Ended March 31, 1998 and 1997
                         (Unaudited)

                                                                                       Accumulated
                                   Additional                 Commitment                  Other          Total
                          Common     Paid-in     Retained      for ESOP     Treasury   Comprehensive  Stockholders'
                           Stock     Capital      Income         Debt         Stock       Income         Equity
                          -------   -----------  ---------    -----------  ----------  ------------- -------------
Balance at
  December 31, 1996        $72,744  $41,398,650  $23,863,600  $(459,408)  $(2,620,153)  $ 214,594    $62,470,027

Net income                    -           -        2,307,604      -             -           -          2,307,604
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -        (232,322)      (232,322)
                                                                                                      -----------
Comprehensive income          -           -            -          -             -           -          2,075,282
Stock options exercised       -           -          (65,065)     -           100,302       -             35,237
Repayment of ESOP debt        -           -             -        57,971         -           -             57,971
Cash dividends on common
  stock - $0.09 per share     -           -         (704,363)     -             -           -           (704,363)
Treasury stock purchased      -           -            -          -          (294,695)      -           (294,695)
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  March 31, 1997           $72,744  $41,398,650  $25,401,776  $(401,437)  $(2,814,546)  $ (17,728)   $63,639,459
                           =======  ===========  ===========  =========   ===========   =========    ===========

Balance at
  December 31, 1997        $76,555  $48,377,350  $20,011,874  $(227,522)  $(1,016,064)  $ 312,597    $67,534,790

Net income                    -           -        2,829,645      -             -           -          2,829,645
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -         (58,665)       (58,665)
                                                                                                     -----------
Comprehensive income          -           -            -          -             -           -          2,770,980
Stock options exercised       -           -          (65,275)     -           101,922       -             36,647
Repayment of ESOP debt        -           -             -        57,971         -           -             57,971
Cash dividends on common
  stock - $0.13 per share     -           -         (975,997)     -             -           -           (975,997)
Treasury stock purchased      -           -            -          -        (4,063,948)      -         (4,063,948)
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  March 31, 1998           $76,555  $48,377,350  $21,800,247  $(169,551)  $(4,978,090)  $ 253,932    $65,360,443
                           =======  ===========  ===========  =========   ===========   =========    ===========

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                                             Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            1998           1997
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  2,829,645   $  2,307,604
                                                         ============   ============
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           245,924        441,071
      Provision for loan losses                                97,500         90,000
      Provision for real estate losses                           -            15,000
      Net amortization of premiums and accretion
        of discounts                                             -            28,855
      Loans originated for sale                           (10,723,170)    (4,207,182)
      Proceeds from sales of loans originated for sale      7,834,321      4,744,300
      Net gains on sales of loans and securities             (451,431)       (89,516)
      Net losses on sales and disposals of premises
        and equipment                                              34          2,634
      Decrease in deferred loan fees                         (112,267)       (13,030)
      Decrease (increase) in accrued interest receivable      415,312       (487,369)
      Decrease in accrued interest payable                   (162,272)       (13,606)
      Increase in deferred Federal income tax benefit        (269,688)          -
      Increase in federal income taxes payable              1,553,688        866,000
      Due to Broker                                           497,875           -
      Increase (decrease) in other liabilities              1,022,403        (83,337)
      Increase in other assets                               (826,021)    (1,775,251)
                                                         ------------   ------------
        Net cash provided by operating activities           1,951,853      1,826,173

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale          -        (9,992,968)
  Proceeds from sales of investment securities available
    for sale                                                     -        10,029,101
  Principal repayments and maturities of investment
    securities available for sale                          10,000,000         -
  Loan originations (net of undisbursed loans in
    process)                                              (47,129,030)   (32,074,366)
  Loans purchased                                          (6,807,464)    (5,015,292)
  Proceeds from sales of loans                             25,367,512        856,647
  Principal repayments on loans                            52,744,962     24,620,695
  Principal repayments and maturities on mortgage-
    backed securities available for sale                    1,604,429      1,340,950
  Proceeds from sales, redemptions, and settlements
    of real estate owned, net                                    -            63,767
  Capitalized additions to real estate owned, net of
    recoveries                                                   -            (5,496)
  Purchase of  premises and equipment                        (187,404)    (1,005,491)
  Proceeds from sales and disposals of premises and
    equipment                                                    -             3,100
                                                         ------------   ------------
    Net cash provided by (used by) investing activities    35,593,005    (11,179,353)

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows, Continued


                                                             Three Months Ended
                                                                  March 31,
                                                          -----------------------
                                                            1998           1997
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                               $ 14,069,323  $  6,071,279
  Stock options exercised                                      36,647        35,237
  Purchases of treasury stock                              (4,063,948)     (294,695)
  Net increase in advance payments by borrowers
    for taxes and insurance                                 2,088,672     2,456,462
  Federal Home Loan Bank advance repayments               (48,646,123)   (9,985,568)
  Federal Home Loan Bank advances                          25,000,000     3,890,583
  Dividends paid on common stock                             (912,897)     (564,629)
                                                         ------------  ------------
    Net cash provided by (used by) financing activities   (12,428,326)    1,608,669
                                                         ------------  ------------

Net increase (decrease) in cash and cash equivalents       25,116,532    (7,744,511)

Cash and cash equivalents at beginning of period           18,489,494    22,749,963
                                                         ------------  ------------
Cash and cash equivalents at end of period                 43,606,026    15,005,452
                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest expense                                     $  9,304,886  $  8,968,982
    Federal income taxes                                       75,000       200,000
  Transfers of loans to real estate owned                       2,466       444,294
  Transfers of loans to repossessed assets                     64,878        48,620
  Loans charged-off                                            58,227        94,779

See accompanying notes to consolidated financial statements.

                    CFSB BANCORP, INC., AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                              (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1997, included in the Corporation's 1997 Annual Report.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and transactions of CFSB Bancorp, Inc. (Corporation) and its wholly-owned subsidiary, Community First Bank (Bank), and the Bank's wholly-owned subsidiaries, Community First Mortgage Corporation and Capitol Consolidated Financial Corporation (Capitol Consolidated), and Capitol Consolidated's wholly-owned subsidiary, Community First Insurance and Investment Services. Intercompany transactions and account balances are eliminated.

3.   EARNINGS PER SHARE

The Corporation has adopted Financial Accounting Standards Board
(FASB) Statement No. 128, Earnings Per Share (SFAS 128), effective for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the dilution if options to issue common stock were exercised or converted into common stock.

A reconciliation of basic and diluted EPS for the three month periods ending March 31 follows:

                                                        1998         1997
                                                        ----         ----
Net earnings applicable to common stock
   and common stock equivalents                       $2,829,645   $2,307,604

Average number of shares outstanding                   7,552,782    7,757,435
Effect of dilutive securities - stock options            364,902      249,487
                                                      ----------   ----------
                                                       7,917,684    8,006,922
                                                      ==========   ==========
Diluted earnings per share                                 $0.36        $0.29
                                                      ==========   ==========

4.   COMPREHENSIVE INCOME

The Corporation adopted FASB Statement No. 130, Reporting Comprehensive Income (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains or losses on securities available for sale, in the financial statements. Prior period amounts have been reclassified in the financial statements.

Amounts reclassified from net income to comprehensive income for the three month periods ending March 31 are as follows:

                                             1997                        1998
                                     -------------------------   -------------------------
                                     Tax                         Tax
                                     Benefit  Reclassification   Benefit  Reclassification
                                     -------------------------   -------------------------
Change in unrealized holding
   gains arising during period,
   net of tax                        $ 112,471   $(218,327)      $30,528     $(58,665)
Add:  reclassification adjustment
         for realized gain included
         in net income, net of tax       7,209     (13,995)            -            -
                                                 ---------                   --------
Other comprehensive income for
   the period                                    $(232,322)                  $(58,665)
                                                 =========                   ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following sections are designed to provide a more thorough discussion of the Corporation's financial condition and results of operations as well as to provide additional information on the Corporation's asset quality, sources of liquidity, and capital resources. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

GENERAL

CFSB Bancorp, Inc. (Corporation) is the holding company for Community First Bank (Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank.
The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the Greater Lansing, Michigan area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and Ionia County. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to originate loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

FINANCIAL CONDITION

The Corporation's total assets decreased to $846.1 million at March 31, 1998 from $852.9 million at December 31, 1997. Most of the decline occurred in loans, which was offset by an increase in interest earning deposits.

Investment securities decreased to $16.1 million at March 31, 1998 from $26.1 million at December 31, 1997. This decline resulted from the maturity of a United States Treasury note for $10 million in January 1998.

Net loans receivable decreased to $733.9 million at March 31, 1998 from $754.8 million at December 31, 1997. This net decline of $20.9 million occurred primarily through declines in mortgages of $13.6 million, income-producing property loans of $9.3 million, partially offset by growth in commercial and consumer loans of $0.6 million and $1.4 million, respectively. Mortgage loan originations for the three months ended March 31, 1998 were $43.7 million, compared to $27.0 million for the same period a year ago. With comparatively low mortgage rates in the first quarter of 1998, consumers continued to refinance adjustable-rate mortgages into fixed-rate mortgages. The Corporation continues to sell fixed-rate mortgages with maturities exceeding 15 years in the secondary market, which has resulted in a decline in loans receivable.

Deposits increased $14.1 million to $576.5 million at March 31, 1998 from $562.4 million at December 31, 1997. This growth occurred through an increase in checking accounts of $5.1 million, savings accounts of $3.5 million, and certificates of deposit of $5.5 million.

FHLB advances decreased $23.7 million to $189.0 million at March 31, 1998 from $212.7 million at December 31, 1997. The decrease was composed of a decrease in fixed-rate advances of $12.7 million and a decline in adjustable-rate advances of $11.0 million. The Corporation had no adjustable-rate advances at March 31, 1998. The Corporation's cumulative one-year gap, one-to-three year gap, and three-to-five year gap was a negative
10.4 percent, negative 1.7 percent, and negative 1.5 percent, respectively, at December 31, 1997. The Corporation's gap positions showed a modest trend toward being less liability sensitive at March 31, 1998.

Total stockholders' equity was $65.4 million at March 31, 1998, a $2.1 million decrease compared to the 1997 year-end total of $67.5 million. The decrease was primarily the result of dividend declarations and treasury stock purchases, partially offset by net income for the first three months of 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998,
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net income for the three months ended March 31, 1998 was $2,830,000, or $0.36 per diluted share, compared to $2,307,000, or $0.29 per diluted share for the same 1997 period, a net increase of $523,000, or 23 percent. Principally accounting for this increase in net income between years was growth in the Bank's net interest margin, improved fee income, and an increase in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production. The Corporation's solid financial performance for the first quarter is attributable to strong mortgage and consumer loan production and a larger deposit base.

Net income for the 1998 first quarter represents a return on average assets of 1.35 percent, an increase from 1.13 percent for the 1997 first quarter and a return on average stockholders' equity of 17.15 percent compared to 14.80 percent in 1997. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 51.0 percent for the quarter ended March 31, 1998, an improvement from 53.9 percent for the quarter ended March 31, 1997.

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three months ended March 31, 1998 and 1997, and at March 31, 1998 and December 31, 1997.

                                   For the
                                 Three Months
                                    Ended           At             At
                                   March 31,      March 31,    December 31,
                                 1998    1997      1998           1997
                                 ----    ----      ----           ----
Weighted average yield:
  Loans receivable, net          7.68%    7.64%    7.61%         7.71%
  Mortgage-backed securities     7.85     7.81     7.95          8.00
  Investment securities          6.16     5.87     6.27          6.02
  Interest-earning deposits      4.22     2.52     3.83          3.31
  Other                          7.86     7.50     7.87          7.90
                                 ----     ----     ----          ----

  Total earning assets           7.54     7.50     7.41          7.57

Weighted average cost:
  Savings, checking, and money
    market accounts              2.50     2.57     2.42          2.60
  Certificates of deposit        5.81     5.70     5.83          5.83
  FHLB advances                  6.12     6.02     5.99          6.09
                                 ----     ----     ----          ----

  Total interest-bearing
    liabilities                  4.84     4.82     4.77          4.91
                                 ----     ----     ----          ----


Interest rate spread             2.70%    2.68%    2.64%         2.66%
                                 ====     ====     ====          ====

Net interest margin              3.06%    3.02%    3.00%         3.02%
                                 ====     ====     ====          ====


Net interest income before provision for loan losses was $6.4 million during the first quarter of 1998 and represented an $190,000 increase compared to the first quarter of 1997. Net interest income was positively affected by higher asset yields in 1998 and growth in earning assets, primarily in loans receivable. The Corporation's net interest margin was 3.06 percent for the three months ended March 31, 1998, an improvement from 3.02 percent for the comparable quarter of 1997. Average loans receivable were $748.3 million in the first quarter of 1998, representing growth of $19.1 million over average loans receivable of $729.2 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate and medium term fixed-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, refinancings, and sales and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during late 1997 and early 1998 resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, many of which were originated for sale in the secondary market. In late 1997, customers began converting adjustable-rate mortgage loans to 30-year fixed-rate loans, which are sold in the secondary market. This activity contributed to a decline in loan balances and yields at March 31, 1998 compared to December 31, 1997. This also contributed to the decline in net interest margin from 3.02 percent at December 31, 1997 to 3.00 percent at March 31, 1998. Loans held for sale increased by $4.4 million during the quarter to $10.6 million at March 31, 1998. A continued high level of refinancings and conversions of adjustable-rate mortgage loans to 30-year fixed-rate loans could have a negative impact on future net interest income. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision For Loan Losses
-------------------------

During the first quarter of 1998, the provision for loan losses was $97,500 compared to $90,000 during the first quarter a year ago. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of growth in the loan portfolio, the perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio (for more information, see "Asset Quality.)"

Other Income
------------

Other income totaled $1.9 million for the three months ended March 31, 1998, up 57 percent from $1.2 million for the three months ended March 31, 1997. Increased deposit fees assessed on a higher level of transaction account activity increased other income $199,000. Gains on sales of the Corporation's 30-year fixed-rate mortgage loan production increased other income $379,000.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $4.0 million for the three months ended March 31, 1998, compared to $3.9 million for the same quarter a year ago. Compensation and fringe benefits expense rose $135,000 between periods as a result of merit-based salary increases. Decreased office occupancy and equipment expense of $210,000 resulted from equipment becoming fully depreciated in the second quarter of 1997.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $1.4 million for the three months ended March 31, 1998, compared to $1.1 million for the comparable 1997 quarter. The increase primarily reflects a higher level of pre-tax income. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.


                                            March 31,        December 31,
                                              1998               1997
                                              ----               ----
                                               (dollars in thousands)
Nonaccruing loans:
  One- to four-family
    residential mortgages                     $ 305            $  697
  FHA-partially insured
    and VA-partially guaranteed                 109               109
  Consumer installment                          195                93
                                              -----            ------
    Total                                     $ 654            $  899
                                              =====            ======

    Percentage of total assets                 0.08%             0.10%
                                              =====            ======

Real estate owned:(1)
  One-to four-family
    residential mortgages                     $ 158            $   11
  Construction and development                    -               141
                                              -----            ------
    Total                                     $ 158            $  152
                                              =====            ======

    Percentage of total assets                 0.02%             0.02%
                                              =====            ======

    Total nonaccruing loans
      and real estate owned                   $ 812            $1,051
                                              =====            ======


    Percentage of total assets                 0.10%             0.12%
                                              =====            ======

(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.10 percent and 0.12 percent at March 31, 1998 and December 31, 1997, respectively, all well below the industry average. In addition, at March 31, 1998, the Corporation's allowances for loan and real estate losses represent 607 percent of its nonperforming assets, significantly above the industry average.

Management believes the current provisions and related allowances for loan and real estate owned losses are adequate to meet current and potential credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

LIQUIDITY

The Bank has no regulatory mandated minimum liquidity requirements. Management's intention is to maintain average short-term liquid assets each quarter of three percent of net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's short-term liquidity ratio was 6.65 percent and 7.32 percent at March 31, 1998 and December 31, 1997, respectively.

CAPITAL RESOURCES

The Bank is subject to capital asset requirements in accordance with Bank regulations. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.45 percent, 7.45 percent, and 13.46 percent at March 31, 1998, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.13 per share in the first quarter of 1998, an increase of 44 percent over the $0.09 per share dividend declared in the first quarter of 1997. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends; however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

YEAR 2000

The Corporation has an ongoing program to identify, correct and test any processing systems that are date driven and are not Year 2000 compliant. The Corporation's core data processing software is provided by an outside vendor. The outside vendor has certified the software is Year 2000 compliant. The Corporation is scheduled to receive the compliant software in May 1998. The software will be installed on a redundant computer for testing, which is anticipated to begin in July 1998. The Corporation anticipates testing the software for integration with other third party software in 1998. Management also anticipates testing its remaining systems for Year 2000 compliance in 1998.

As of March 31, 1998, no identifiable costs have been incurred in connection with ensuring the Corporation's systems and products are Year 2000 compliant. Management anticipates costs to complete Year 2000 implementation will approximate $700,000 to $900,000. These costs will be primarily for the replacement of depreciable assets.

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components, including but not limited to unrealized gains or losses on securities available for sale, in the financial statements. This statement was effective for both interim and annual periods beginning after December 15, 1997 with earlier application permitted. SFAS 130 requires reclassification of all prior period amounts.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public entities report information about operating segments in financial statements. This statement is effective for annual reporting for 1998 calendar year entities. Although this statement applies to interim financial statements, interim disclosures are not required in the initial year of application.

In February 1998, The FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. This Statement is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required.

SUBSEQUENT EVENT

During April 1998, the Corporation's Board of Directors approved an extension of the April 1997 stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or 387,750 shares of CFSB Bancorp, Inc. common stock. Through April 30, 1998, the Corporation repurchased 319,297 shares of CFSB Bancorp, Inc. common stock on the open market for $7.4 million, or at an average purchase price of $23.27 per share. The program has been extended to April 1999 to allow the Corporation an opportunity to repurchase the remaining 68,453 shares under the 1997 program.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 27.1   Financial Data Schedule for the three
                         months ended March 31, 1998.

          Exhibit 27.2   Restated Financial Data Schedule for
                         the three months ended March 31, 1997.

                     CFSB BANCORP, INC.

                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CFSB BANCORP, INC.
(Registrant)


Date:  May 11, 1998


By: /s/ Robert H. Becker
___________________________
Robert H. Becker
President and
Chief Executive Officer
(Principal Executive Officer)


By: /s/ John W. Abbott
__________________________
John W. Abbott
Executive Vice President,
Chief Operating Officer,
and Secretary
(Duly Authorized Officer)


By: /s/ Rick L. Laber
___________________________
Rick L. Laber
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)