Form 10-Q
period 1998-06-30
CFSB BANCORP INC
filed 1998-08-12
CIK 859083

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: June 30, 1998 Commission File No. 0-18609

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

                     YES  X     NO ___

There were 8,166,983 shares of the Registrant's $0.01 par value common stock outstanding as of July 31, 1998.

              CFSB Bancorp, Inc. and Subsidiary

                         Contents

                                                            Pages
                                                            -----
PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

   Consolidated Statements of Financial Condition at
   June 30, 1998 and December 31, 1997 (unaudited)            1

   Consolidated Statements of Operations for the
   three months ended June 30, 1998 and 1997
   (unaudited) and for the six months ended
   June 30, 1998 and 1997 (unaudited)                         2

   Consolidated Statements of Stockholders' Equity
   and Comprehensive Income for the six months
   ended June 30, 1998 and 1997 (unaudited)                   3

   Consolidated Statements of Cash Flows for the
   six months ended June 30, 1998 and 1997
   (unaudited)                                               4-5

   Notes to Consolidated Financial Statements
   (unaudited)                                               6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.     8-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARK RISK.                                    17

PART II - OTHER INFORMATION                                  18

  SIGNATURES                                                 19

              CFSB BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Financial Condition

                                                           June 30,    December 31,
                                                             1998          1997
                                                         ------------   -----------
                                                                (unaudited)
ASSETS
  Cash and amounts due from depository institutions     $  4,062,902   $  5,188,951
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                     18,636,927     13,300,543
  Investment securities available for sale, at
    fair value                                            16,539,600     26,079,688
  Mortgage-backed securities available for sale,
    at fair value                                         18,423,480     21,597,690
  Loans receivable, net                                  749,910,957    754,806,061
  Accrued interest receivable, net                         4,776,823      4,910,200
  Real estate, net                                           280,571          -
  Premises and equipment, net                              9,983,065     10,457,180
  Stock in Federal Home Loan Bank of Indianapolis,
    at cost                                               11,423,100     11,423,100
  Deferred federal income tax benefit                        516,000        266,784
  Due from broker                                          4,000,000          -
  Other assets                                             9,215,310      4,857,716
                                                        ------------   ------------
    Total assets                                        $847,768,735   $852,887,913
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                            $577,910,370   $562,412,067
    Advances from Federal Home Loan Bank                 189,046,811    212,692,934
    Advance payments by borrowers for taxes
      and insurance                                        5,728,411      1,454,316
    Accrued interest payable                               2,780,573      3,043,923
    Federal income taxes payable                             818,091        556,315
    Due to broker                                            500,000          -
    Other liabilities                                      5,027,441      5,193,568
                                                        ------------   ------------
      Total liabilities                                  781,811,697    785,353,123
                                                        ------------   ------------
Stockholders' equity:
  Serial preferred stock, $0.01 par value; authorized
    2,000,000 shares; issued - none                           -               -
  Common stock,  $0.01 par value; authorized
    15,000,000 shares; issued 8,173,517 shares                81,735         76,555
  Additional paid-in capital                              63,720,286     48,377,350
  Retained income - substantially restricted               2,254,160     20,011,874
  Accumulated other comprehensive income,
    net of tax expense of $96,507 - 1998 and
    $161,035 - 1997                                          187,938        312,597
  Employee Stock Ownership Plan                             (111,579)      (227,522)
  Treasury stock, at cost; 6,534 shares - 1998 and
    52,787 shares - 1997                                    (175,502)    (1,016,064)
                                                        ------------   ------------

    Total stockholders' equity                            65,957,038     67,534,790
                                                        ------------   ------------
    Total liabilities and stockholders' equity          $847,768,735   $852,887,913
                                                        ============   ============

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Operations

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  1998               1997       1998           1997
                                              ------------    ------------    -----------   -----------
                                                          (Unaudited)                  (Unaudited)
INTEREST INCOME:
  Loans receivable                            $14,424,980     $14,196,567     $28,763,357   $28,098,939
  Mortgage-backed securities                      362,936         474,419         766,903       985,607
  Investment securities                           250,775         468,024         548,425       923,683
  Other                                           512,949         320,181       1,021,329       621,682
                                              -----------     -----------     -----------   -----------
      Total interest income                    15,551,640      15,459,191      31,100,014    30,629,911
INTEREST EXPENSE:
  Deposits, net                                 6,203,371       6,035,135      12,399,586    12,071,249
  Federal Home Loan Bank advances               2,805,060       3,080,632       5,751,399     5,999,894
                                              -----------     -----------     -----------   -----------
      Total interest expense                    9,008,431       9,115,767      18,150,985    18,071,143
      Net interest income before provision
        for loan losses                         6,543,329       6,343,424      12,949,089    12,558,768
  Provision for loan losses                        97,500          90,000         195,000       180,000
                                              -----------     -----------     -----------   -----------
      Net interest income after provision
        for loan losses                         6,445,829       6,253,424      12,754,089    12,378,768
OTHER INCOME (LOSS):
  Service charges and other fees                1,269,928       1,069,355       2,395,672     1,996,514
  Loan servicing income                            (6,694)         81,580          65,536       161,619
  Losses on sales of investment securities
    available for sale, net                             -         (51,031)              -       (31,372)
  Gains on sales of loans, net                    360,195          71,826         809,264       141,683
  Gains on sales of mortgage-backed
    securities available for sale, net                  -               -           2,362             -
  Real estate operations, net                      (2,388)        (15,000)          7,270       (30,000)
  Gains on sale of branches, net                  272,793         351,740         272,793       351,740
  Other, net                                      360,213         213,018         572,010       325,457
                                              -----------     -----------     -----------   -----------
      Total other income                        2,254,047       1,721,488       4,124,907     2,915,641
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe
    benefits                                    2,219,372       2,052,029       4,400,294     4,098,105
  Office occupancy and equipment                  509,619         633,102       1,007,915     1,341,680
  Federal insurance premiums                       87,020          89,553         174,040       177,287
  Data processing                                 105,619         110,314         218,975       211,988
  Marketing                                       204,784         236,092         407,053       448,665
  Other, net                                      756,082         798,611       1,664,694     1,587,869
                                              -----------     -----------     -----------   -----------
      Total general and administrative
        expenses                                3,882,496       3,919,701       7,872,971     7,865,594
                                              -----------     -----------     -----------   -----------
      Income before federal income tax
        expense                                 4,817,380       4,055,211       9,006,025     7,428,815
  Federal income tax expense                    1,608,000       1,260,000       2,967,000     2,326,000
                                              -----------     -----------     -----------   -----------
      Net income                              $ 3,209,380     $ 2,795,211     $ 6,039,025   $ 5,102,815
                                              ===========     ===========     ===========   ===========
EARNINGS PER SHARE:
  Basic                                       $      0.39     $      0.33     $      0.73   $      0.60
                                              ===========     ===========     ===========   ===========
  Diluted                                     $      0.37     $      0.32     $      0.70   $      0.58
                                              ===========     ===========     ===========   ===========
DIVIDENDS PAID PER SHARE                      $      0.12     $      0.09     $      0.23   $      0.15
                                              ===========     ===========     ===========   ===========

See accompanying notes to consolidated financial statements.

               CFSB BANCORP, INC. AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity and
                Comprehensive Income
      For the Six Months Ended June 30, 1998 and 1997
                         (Unaudited)

                                                                                       Accumulated
                                   Additional                 Commitment                  Other          Total
                          Common     Paid-in     Retained      for ESOP     Treasury   Comprehensive  Stockholders'
                           Stock     Capital      Income         Debt         Stock       Income         Equity
                          -------   -----------  ---------    -----------  ----------  ------------- -------------
Balance at
  December 31, 1996        $72,744  $41,398,650  $23,863,600  $(459,408)  $(2,620,153)  $ 214,594    $62,470,027

Net income                    -           -        5,102,815      -             -           -          5,102,815
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -         (39,798)       (39,798)
                                                                                                      -----------
Comprehensive income          -           -            -          -             -           -          5,063,017
Stock options exercised       -           -          (96,727)     -           150,696       -             53,969
Repayment of ESOP debt        -           -             -       115,943         -           -            115,943
Cash dividends on common
  stock - $0.17 per share     -           -       (1,469,052)     -             -           -         (1,469,052)
10% common stock dividend    2,542    6,987,060  (11,063,418)     -         4,062,759       -            (11,057)
Treasury stock purchased      -           -            -          -        (1,777,233)      -         (1,777,233)
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  June 30, 1997            $75,286  $48,385,710  $16,337,218  $(343,465)  $  (189,931)  $ 174,796    $64,445,614
                           =======  ===========  ===========  =========   ===========   =========    ===========

Balance at
  December 31, 1997        $76,555  $48,377,350  $20,011,874  $(227,522)  $(1,016,064)  $ 312,597    $67,534,790

Net income                    -           -        6,039,025      -             -           -          6,039,025
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -        (124,659)      (124,659)
                                                                                                     -----------
Comprehensive income          -           -            -          -             -           -          5,914,366
Stock options exercised       -           -         (231,186)     -           340,106       -            108,920
Repayment of ESOP debt        -           -             -       115,943         -           -            115,943
Cash dividends on common
  stock - $0.25 per share     -           -       (2,034,559)     -             -           -         (2,034,559)
10% common stock dividend    5,180   15,300,221  (21,530,994)     -         6,210,476       -            (15,117)
Treasury stock purchased      -           -            -          -        (5,710,020)      -         (5,710,020)
Tax benefit associated
  with exercise of stock
  options                     -          42,715        -          -             -           -             42,715
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  June 30, 1998            $81,735  $63,720,286  $ 2,254,160  $(111,579)  $  (175,502)  $ 187,938    $65,957,038
                           =======  ===========  ===========  =========   ===========   =========    ===========

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                                             Six Months Ended
                                                                 June 30,
                                                          -----------------------
                                                            1998           1997
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  6,039,025   $  5,102,815

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           498,174        821,198
      Provision for loan losses                               195,000        180,000
      Provision for real estate losses                           -            30,000
      Net amortization of premiums and accretion
        of discounts                                             -            43,274
      Loans originated for sale                           (29,548,926)    (7,344,077)
      Proceeds from sales of loans originated for sale     28,441,360      7,759,645
      Net gains on sales of loans and securities             (811,626)      (110,311)
      Net gains on sales and disposals of premises
        and equipment                                        (272,794)      (325,667)
      Decrease in deferred loan fees                         (410,741)       (90,552)
      Decrease (increase) in accrued interest receivable      133,377       (849,416)
      (Decrease) increase in accrued interest payable        (263,350)        93,550
      Increase in deferred Federal income tax benefit        (184,688)          -
      Increase in federal income taxes payable                304,491        173,921
      Due to Broker                                           500,000           -
      Due from Broker                                      (4,000,000)          -
      Decrease in other liabilities                          (198,162)      (276,687)
      Increase in other assets                             (4,230,413)      (756,104)
                                                         ------------   ------------
        Net cash provided by (used by) operating
          activities                                       (3,809,273)     4,451,589

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale      (500,000)   (20,000,781)
  Proceeds from sales of investment securities available
    for sale                                                     -        20,037,696
  Principal repayments and maturities of investment
    securities available for sale                          10,000,000      5,000,000
  Loan originations (net of undisbursed loans in
    process)                                             (118,549,106)   (80,637,802)
  Loans purchased                                         (21,970,782)    (9,215,305)
  Proceeds from sales of loans                             36,506,307      2,172,845
  Principal repayments on loans                           110,633,504     59,358,120
  Principal repayments and maturities on mortgage-
    backed securities available for sale                    3,027,473      2,755,944
  Purchases of premises and equipment                        (438,541)    (1,307,387)
  Proceeds from sales and disposals of premises
    and equipment                                             687,276      1,047,741
  Purchases of Federal Home Loan Bank stock                     -           (134,600)
                                                         ------------   ------------
    Net cash provided by (used by) investing activities    19,396,131    (20,923,529)

              CFSB BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Cash Flows, Continued


                                                             Six Months Ended
                                                                  June 30,
                                                          -----------------------
                                                            1998           1997
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                               $ 15,498,303   $ 6,779,266
  Stock options exercised                                     108,920        53,969
  Purchases of treasury stock                              (5,710,020)   (1,777,233)
  Net increase in advance payments by borrowers
    for taxes and insurance                                 4,274,095     5,017,663
  Federal Home Loan Bank advance repayments               (79,773,632)  (46,672,961)
  Federal Home Loan Bank advances                          56,127,509    48,464,381
  Dividends paid on common stock                           (1,901,698)   (1,279,607)
                                                         ------------  ------------
    Net cash provided by (used by) financing activities   (11,376,523)   10,585,478
                                                         ------------  ------------

Net increase (decrease) in cash and cash equivalents        4,210,335    (5,886,462)

Cash and cash equivalents at beginning of period           18,489,494    22,749,963
                                                         ------------  ------------
Cash and cash equivalents at end of period                 22,699,829    16,863,501
                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest expense                                     $ 18,414,275  $ 17,977,593
    Federal income taxes                                    2,770,000     2,195,000
  Transfers of loans to real estate owned                     277,849       583,996
  Transfers of loans to repossessed assets                    129,903       110,332
  Loans charged-off                                           129,396       225,579

See accompanying notes to consolidated financial statements.

                    CFSB BANCORP, INC., AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                              (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1997, included in the Corporation's 1997 Annual Report.

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

A reconciliation of basic and diluted EPS for the three and six month periods ending June 30 follows:

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                                   1998         1997         1998        1997
                                                 --------     -------     ---------    --------
Net earnings applicable to common stock
   and common stock equivalents                  $3,209,380   $2,795,211  $6,039,025  $5,102,815
                                                 ==========   ==========  ==========  ==========
Average number of shares outstanding              8,175,991    8,445,271   8,241,442   8,488,620
Effect of dilutive securities - stock options       398,357      306,407     403,652     291,699
                                                 ----------   ----------  ----------  ----------
                                                  8,574,348    8,751,678   8,645,094   8,780,319
                                                 ==========   ==========  ==========  ==========
Diluted earnings per share                            $0.37        $0.32       $0.70       $0.58
                                                 ==========   ==========  ==========  ==========

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

Amounts reclassified from net income to comprehensive income for the six month periods ending June 30 are as follows:

                                             1998                        1997
                                     -------------------------   -------------------------
                                     Tax                         Tax
                                     Benefit  Reclassification   Benefit  Reclassification
                                     -------  ----------------   -------  ----------------
Change in unrealized holding
   gains arising during period,
   net of tax                        $  64,528   $(124,659)      $26,084     $(50,634)
Add:  reclassification adjustment
         for realized gain included
         in net income, net of tax          --          --        (5,582)      10,836
                                                 ---------                   --------
Other comprehensive income for
   the period                                    $(124,659)                  $(39,798)
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

FINANCIAL CONDITION

The Corporation's total assets decreased to $847.8 million at June 30, 1998 from $852.9 million at December 31, 1997. Most of the decline occurred in investment securities, which was partially offset by smaller increases in other asset categories.

Investment securities decreased to $16.5 million at June 30, 1998 from $26.1 million at December 31, 1997. This decline resulted from the maturity of a $10 million United States
Treasury note in January 1998.

Net loans receivable decreased to $749.9 million at June 30, 1998 from $754.8 million at December 31, 1997. This net decline of $4.9 million occurred primarily through declines in mortgages of $1.9 million and income-producing property loans of $9.4 million, partially offset by growth in commercial and consumer loans of $1.6 million and $4.8 million, respectively. Mortgage loan originations for the six months ended June 30, 1998 were $114.2 million, compared to $88.0 million for the same period a year ago. With comparatively low mortgage rates in the first half of 1998, consumers continued to refinance adjustable-rate mortgages into fixed-rate mortgages. The Corporation continues to sell fixed-rate mortgages with maturities exceeding 15 years in the secondary market, which has resulted in a decline in loans receivable.

Deposits increased $15.5 million to $577.9 million at June 30, 1998 from $562.4 million at December 31, 1997. This growth occurred through an increase in checking accounts of $10.6 million, savings accounts of $4.3 million, and certificates of deposit of $0.6 million.

FHLB advances decreased $23.7 million to $189.0 million at June 30, 1998 from $212.7 million at December 31, 1997. The decrease was composed of a decrease in fixed-rate advances of $12.7 million and a decline in adjustable-rate advances of $11.0 million. The Corporation had no adjustable-rate advances at June 30, 1998. The Corporation's cumulative one-year gap, one-to-three year gap, and three-to-five year gap was a negative 9.6 percent, positive .4 percent, and positive 1.5 percent, respectively, at June 30, 1998, compared to a negative 10.4 percent, negative 1.7 percent, and negative 1.5 percent, respectively, at December 31, 1997.

Total stockholders' equity was $66.0 million at June 30, 1998, a $1.5 million decrease compared to the 1997 year-end total of $67.5 million. The decrease was primarily the result of treasury stock purchases and dividend declarations, partially offset by net income for the first six months of 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998,
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

Net income for the three months ended June 30, 1998 was $3,209,000, or $0.37 per diluted share, compared to $2,796,000, or $0.32 per diluted share for the same 1997 period, a net increase of $413,000, or 15 percent. Principally accounting for this increase in net income between years was growth in the Bank's net interest margin, improved fee income, and an increase in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production. The Corporation's favorable financial performance for the second quarter is attributable to strong mortgage and consumer loan production and a larger deposit base.

Net income for the 1998 second quarter represents a return on average assets of 1.53 percent, an increase from 1.34 percent for the 1997 second quarter and a return on average stockholders' equity of 19.60 percent compared to 17.46 percent in 1997. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 47.55 percent for the quarter ended June 30, 1998, an improvement from 50.96 percent for the quarter ended June 30, 1997.

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three months ended June 30, 1998 and 1997, and at June 30, 1998 and December 31, 1997.

                                   For the
                                 Three Months
                                    Ended           At             At
                                   June 30,       June 30,     December 31,
                                 1998    1997      1998           1997
                                 ----    ----      ----           ----
Weighted average yield:
  Loans receivable, net          7.68%    7.66%    7.58%         7.71%
  Mortgage-backed securities     7.66     7.60     7.97          8.00
  Investment securities          6.26     6.07     6.26          6.02
  Interest-earning deposits      3.91     2.79     3.36          3.31
  Other                          7.86     7.50     7.87          7.90
                                 ----     ----     ----          ----
  Total earning assets           7.52     7.52     7.45          7.57

Weighted average cost:
  Savings, checking, and money
    market accounts              2.35     2.51     2.39          2.60
  Certificates of deposit        5.77     5.70     5.80          5.83
  FHLB advances                  6.00     6.08     5.88          6.09
                                 ----     ----     ----          ----

  Total interest-bearing
    liabilities                  4.70     4.82     4.70          4.91
                                 ----     ----     ----          ----


Interest rate spread             2.82%    2.70%    2.75%         2.66%
                                 ====     ====     ====          ====

Net interest margin              3.14%    3.07%    3.08%         3.02%
                                 ====     ====     ====          ====

Net interest income before provision for loan losses was $6.5 million during the second quarter of 1998 and represented an $200,000 increase compared to the second quarter of 1997. Net interest income was positively affected by lower cost of funds in 1998 and growth in average earning assets, primarily in loans receivable. The Corporation's net interest margin was 3.14 percent for the three months ended June 30, 1998, an improvement from 3.07 percent for the comparable quarter of 1997. Average loans receivable were $752.2 million in the second quarter of 1998, representing growth of $10.9 million over average loans receivable of $741.3 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate and medium term fixed-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the

Corporation's portfolio. The Corporation's net interest margin of 3.14 percent for the three months ended June 30, 1998 exceeded the net interest margin of 3.08 percent at June 30, 1998 primarily due to the favorable impact of the reversal of deferred loan fees in connection with loan payoffs during the period.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, refinancings, and sales and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during late 1997 and early 1998 resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, many of which were originated for sale in the secondary market. In late 1997, customers began converting adjustable-rate mortgage loans to 30-year fixed-rate loans, which are sold in the secondary market. This activity contributed to a decline in loan balances and yields at June 30, 1998 compared to December 31, 1997. This also contributed to the decline in yield on earning assets from 7.57 percent at December 31, 1997 to 7.45 percent at June 30, 1998. The decline in yield in earning assets was more than offset by a decline in cost of funds during 1998, causing an increase in net interest margin from 3.02 percent at December 31, 1997 to 3.08 percent at June 30, 1998. Loans held for sale remained steady at $6.2 million at June 30, 1998 compared to December 31, 1997. A continued high level of refinancings and conversions of adjustable-rate mortgage loans to 30-year fixed-rate loans could have a negative impact on future net interest income. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision For Loan Losses
-------------------------
During the second quarter of 1998, the provision for loan losses was $97,500 compared to $90,000 during the second quarter a year ago. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of growth in the loan portfolio, the perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio (for more information, see "Asset Quality.)"

Other Income
------------
Other income totaled $2.3 million for the three months ended June 30, 1998, up 31 percent from $1.7 million for the three months ended June 30, 1997. During the second quarter of 1998, the Corporation had a nonrecurring gain on the sale of a bank building of $273,000. In the same quarter of 1997, the Corporation had nonrecurring gains on the sales of two branches totalling $352,000. Increased deposit fees assessed on a higher level of transaction account activity increased other income $201,000. Gains on sales of the Corporation's 30-year fixed-rate mortgage loan production increased other income $288,000. Loan servicing income declined $78,000 during the second quarter of 1998, compared to the second quarter of 1997, due to additional amortization of originated mortgage servicing rights caused by accelerated prepayments on the underlying mortgage loans. Capitalized originated mortgage servicing rights at June 30, 1998 were $696,000. The related balance of loans serviced for others totalled $128.7 million.

General and Administrative Expenses
-----------------------------------
General and administrative expenses were $3.9 million for the three months ended June 30, 1998, unchanged from the same quarter a year ago. Compensation and fringe benefits expense rose $167,000 between periods as a result of merit-based salary increases. Decreased office occupancy and equipment expense of $123,000 resulted from equipment becoming fully depreciated in the second quarter of 1997.

Federal Income Tax Expense
--------------------------
Federal income tax expense was $1.6 million for the three months ended June 30, 1998, compared to $1.3 million for the comparable 1997 quarter. The increase primarily reflects a higher level of pre-tax income. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998,
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Net income for the six months ended June 30, 1998 was $6.0 million compared to $5.1 million for the same period in 1997, a net increase of $0.9 million. Principally accounting for this increase in net income between years was growth in both the Corporation's net interest margin and fee income and an increase in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production. Net income for the six months ended June 30, 1998 represented a return on average stockholders' equity of 18.33 percent, an increase from 16.14 percent in the 1997 period and a return on average assets of 1.44 percent, an increase from 1.23 percent in the 1997 period. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 49.2 percent for the six months ended June 30, 1998, an improvement from 52.9 percent in the year earlier period.

Net Interest Income
-------------------
Net interest income before provision for loan losses was $12.9 million during the first six months of 1998 and represented a $400,000 increase compared to the same period of 1997. Net interest income was positively affected by lower deposit rates in 1998 and growth in earning assets. The Corporation's net yield on average earning assets was 3.11 percent for the six months ended June 30, 1998, an improvement from 3.05 percent for the comparable six month period of 1997.

Provision for Loan Losses
-------------------------
The provision for loan losses was $195,000 during the six months ended June 30, 1998 compared to $180,000 for the 1997 period. Management believes the current provision and related allowance for loan loses is adequate to meet current and potential credit risks in the current loan portfolio.

Other Income
------------
Other income was $4.1 million for the six months ended June 30, 1998, an increase of $1.2 million compared to $2.9 million for the six months ended June 30, 1997. During 1998, the Corporation had a nonrecurring gain on the sale of a bank building of $273,000. In 1997, the Corporation had nonrecurring gains on the sales of two branches totalling $352,000.
Increased deposit fees assessed on a higher level of transaction account activity increased other income $399,000. Gains on sales of the Corporation's 30-year fixed-rate mortgage loan production increased other income $668,000. Loan servicing income declined $78,000 during 1998, compared to 1997, due to additional amortization of originated mortgage servicing rights caused by accelerated prepayments on the underlying mortgage loans.

General and Administrative Expenses
-----------------------------------
General and administrative expenses were $7.9 million for the six months ended June 30, 1998, unchanged from the same period a year ago. Compensation expense rose between periods primarily as a result of merit-based salary increases. Decreased office occupancy and equipment expense resulted from equipment becoming fully depreciated in the second quarter of 1997.

Federal Income Tax Expense
--------------------------
Federal income tax expense was $3.0 million for the six months ended June 30, 1998, an increase of $641,000 from $2.3 million for the comparable 1997 period. The increase in federal income tax expense resulted from a higher level of pre-tax earnings. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.

                                            June 30,         December 31,
                                              1998               1997
                                              ----               ----
                                               (dollars in thousands)
Nonaccruing loans:
  One- to four-family
    residential mortgages                    $  944            $  697
  Income-producing property                     266                 -
  FHA-partially insured
    and VA-partially guaranteed                  62               109
  Consumer installment                          199                93
                                             ------            ------
    Total                                    $1,471            $  899
                                             ======            ======

    Percentage of total assets                 0.17%             0.10%
                                             ======            ======

Real estate owned:(1)
  One-to four-family
    residential mortgages                    $  433            $   11
  Construction and development                    -               141
                                             ------            ------
    Total                                    $  433            $  152
                                             ======            ======

    Percentage of total assets                 0.05%             0.02%
                                             ======            ======

    Total nonaccruing loans
      and real estate owned                  $1,904            $1,051
                                             ======            ======


    Percentage of total assets                 0.22%             0.12%
                                             ======            ======

(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The Corporation had one impaired loan at June 30, 1998. The loan was an income-producing property loan totalling $266,000 and is included in nonaccrual loans. The Corporation's average investment in impaired loans was $266,000 during the second quarter of 1998. Interest income recognized on impaired loans during the second quarter of 1998 totalled $3,600. Impaired loans have specific allocations of the allowance for loan losses of $27,000 at June 30, 1998.

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.22 percent and 0.12 percent at June 30, 1998 and December 31, 1997, respectively, all well below the industry average. In addition, at June 30,

1998, the Corporation's allowances for loan and real estate losses represent 253 percent of its nonperforming assets, significantly above the industry average.

Management believes the current provisions and related allowances for loan and real estate owned losses are adequate to meet current and potential credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

LIQUIDITY

The Bank has no regulatory mandated minimum liquidity requirements. Management's intention is to maintain average short-term liquid assets each quarter of three percent of net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's short-term liquidity ratio was 6.07 percent and 7.32 percent at June 30, 1998 and December 31, 1997, respectively.

CAPITAL RESOURCES

The Bank is subject to capital asset requirements in accordance with Bank regulations. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.47 percent, 7.47 percent, and 13.13 percent at June 30, 1998, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.13 per share in the second quarter of 1998, an increase of 44 percent over the $0.09 per share dividend declared in the second quarter of 1997. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends; however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

During April 1998, the Corporation's Board of Directors approved an extension of the April 1997 stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or 426,525 shares of CFSB Bancorp, Inc. common stock. Through July 31, 1998, the Corporation repurchased 372,722 shares of CFSB Bancorp, Inc. common stock on the open market for $8.0 million, or at an average purchase price of $21.46 per share. The program has been extended to April 1999 to allow the Corporation an opportunity to repurchase the remaining 53,803 shares under the 1997 program.

The Corporation's Board of Directors also declared a 10 percent stock dividend on May 19, 1998. The additional shares as a result of the dividend were distributed on June 12, 1998 to stockholders of record as of May 29, 1998. Although the stock dividend represents a component of the Corporation's established dividend practices and the Corporation intends to issue similar dividends in the future, such declarations will depend on several factors similar to the cash dividend.

YEAR 2000

The Corporation has an ongoing program to identify, correct and test any processing systems that are date driven and are not Year 2000 compliant. The Corporation's core data processing software is provided by an outside vendor. The outside vendor has certified the software is Year 2000 compliant and the Corporation is using the compliant software. The software is also installed on a redundant computer for testing, which is anticipated to begin in August 1998. The Corporation anticipates testing the software for integration with other third party software in 1998. Management also anticipates testing its remaining systems for Year 2000 compliance in 1998. Year 2000 testing is scheduled for completion by March 31, 1999.

As of June 30, 1998, approximately $80,000 of costs have been incurred in connection with ensuring the Corporation's systems and products are Year 2000 compliant. Management anticipates total costs to for Year 2000 implementation will approximate $700,000 to $900,000. These costs will be primarily for the replacement of depreciable assets.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The accounting for gains and losses on derivatives depends on the intended use of the derivative. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application is not permitted. Management has not completed its evaluation of the expected impact of SFAS 133 on the financial condition or operations of the Corporation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation has experienced no material changes in market risk since December 31, 1997.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, and credit quality and credit risk management. CFSB Bancorp, Inc. undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          Exhibit 27.1   Financial Data Schedule for the six
                         months ended June 30, 1998.

          Exhibit 27.2   Restated Financial Data Schedule for
                         the six months ended June 30, 1997.

         (b)  Reports on Form 8-K

On April 21, 1998, the registrant filed a Form 8-K current report announcing the registrant's Board of Directors approved an extension of the April 1997 stock repurchase program pursuant to which the Corporation may repurchase up to 5 percent or 426,525 shares of CFSB Bancorp, Inc. common stock. The program has been extended to April 1999 to allow the Corporation an opportunity to repurchase the remaining shares under the 1997 program.

On May 19, 1998, the registrant filed a Form 8-K current report announcing the registrant's Board of Directors approved a ten percent common stock dividend. The common stock dividend was distributed June 12, 1998 to stockholders of record as of May 29, 1998. The common stock dividend increased the outstanding common stock of the registrant by ten percent to approximately
8.2 million shares. Stockholders of record received one share of common stock for each ten shares held.

                     CFSB BANCORP, INC.

                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CFSB BANCORP, INC.
(Registrant)


Date:  August 10, 1998


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