Form 10-Q
period 1998-09-30
CFSB BANCORP INC
filed 1998-11-13
CIK 859083

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: September 30, 1998
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

                     YES  X     NO ___

There were 8,154,668 shares of the Registrant's $0.01 par value common stock outstanding as of October 31, 1998.

              CFSB BANCORP, INC., AND SUBSIDIARY

                         Contents

                                                            Pages
                                                            -----
PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

   Consolidated Statements of Financial Condition at
   September 30, 1998 and December 31, 1997 (unaudited)       1

   Consolidated Statements of Operations for the
   three months ended September 30, 1998 and 1997
   (unaudited) and for the nine months ended
   September 30, 1998 and 1997 (unaudited)                    2

   Consolidated Statements of Stockholders' Equity
   and Comprehensive Income for the nine months
   ended September 30, 1998 and 1997 (unaudited)              3

   Consolidated Statements of Cash Flows for the
   nine months ended September 30, 1998 and 1997
   (unaudited)                                               4-5

   Notes to Consolidated Financial Statements
   (unaudited)                                               6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.     8-17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARK RISK.                                    17

PART II - OTHER INFORMATION                                  18

  SIGNATURES                                                 19

              CFSB BANCORP, INC., AND SUBSIDIARY
        Consolidated Statements of Financial Condition

                                                         September 30, December 31,
                                                             1998          1997
                                                         ------------   -----------
                                                                (unaudited)
ASSETS
  Cash and amounts due from depository institutions     $  7,333,531   $  5,188,951
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                      9,816,259     13,300,543
  Investment securities available for sale, at
    fair value                                            12,221,400     26,079,688
  Mortgage-backed securities available for sale,
    at fair value                                         17,919,700     21,597,690
  Loans receivable, net                                  786,062,881    754,806,061
  Accrued interest receivable, net                         4,991,311      4,910,200
  Real estate, net                                           827,132          -
  Premises and equipment, net                             10,020,040     10,457,180
  Stock in Federal Home Loan Bank of Indianapolis,
    at cost                                               11,423,100     11,423,100
  Deferred federal income tax benefit                        455,000        266,784
  Other assets                                             6,316,604      4,857,716
                                                        ------------   ------------
    Total assets                                        $867,386,958   $852,887,913
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                            $577,723,352   $562,412,067
    Advances from Federal Home Loan Bank                 208,460,296    212,692,934
    Advance payments by borrowers for taxes
      and insurance                                        4,224,896      1,454,316
    Accrued interest payable                               2,825,852      3,043,923
    Federal income taxes payable                             897,259        556,315
    Other liabilities                                      5,435,587      5,193,568
                                                        ------------   ------------
      Total liabilities                                  799,567,242    785,353,123
                                                        ------------   ------------
Stockholders' equity:
  Serial preferred stock, $0.01 par value; authorized
    2,000,000 shares; issued - none                           -               -
  Common stock, $0.01 par value; authorized
    15,000,000 shares; issued 8,173,517 shares
    at September 30, 1998 and 7,655,466 shares at
    December 31, 1997                                         81,735         76,555
  Additional paid-in capital                              63,756,314     48,377,350
  Retained income - substantially restricted               3,777,817     20,011,874
  Net unrealized gains on available-for-sale securities,
    net of tax expense of $242,506 at September
    30,1998 and $161,035 at December 31, 1997                473,748        312,597
  Employee Stock Ownership Plan                              (92,983)      (227,522)
  Treasury stock, at cost; 7,849 shares at September
    30, 1998 and 52,787 shares at December 31, 1997         (176,915)    (1,016,064)
                                                        ------------   ------------

    Total stockholders' equity                            67,819,716     67,534,790
                                                        ------------   ------------
    Total liabilities and stockholders' equity          $867,386,958   $852,887,913
                                                        ============   ============

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC., AND SUBSIDIARY
              Consolidated Statements of Operations

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                  1998               1997       1998           1997
                                              ------------    ------------    -----------   -----------
                                                          (Unaudited)                  (Unaudited)
INTEREST INCOME:
  Loans receivable                            $14,667,794     $14,699,198     $43,431,151   $42,798,137
  Mortgage-backed securities                      337,941         454,107       1,104,844     1,439,714
  Investment securities                           202,906         373,900         751,331     1,297,583
  Other                                           477,787         351,769       1,499,116       973,451
                                              -----------     -----------     -----------   -----------
      Total interest income                    15,686,428      15,878,974      46,786,442    46,508,885
INTEREST EXPENSE:
  Deposits, net                                 6,245,586       6,180,450      18,645,172    18,251,699
  Federal Home Loan Bank advances               2,935,178       3,232,682       8,686,517     9,232,576
                                              -----------     -----------     -----------   -----------
      Total interest expense                    9,180,764       9,413,132      27,331,689    27,484,275
                                              -----------     -----------     -----------   -----------
      Net interest income before provision
        for loan losses                         6,505,664       6,465,842      19,454,753    19,024,610
  Provision for loan losses                        97,500          90,000         292,500       270,000
                                              -----------     -----------     -----------   -----------
      Net interest income after provision
        for loan losses                         6,408,164       6,375,842      19,162,253    18,754,610
OTHER INCOME (LOSS):
  Service charges and other fees                1,268,589       1,132,743       3,664,261     3,129,257
  Loan servicing income                            68,455          67,042         133,991       228,661
  Losses on sales of investment securities
    available for sale, net                             -               -               -       (31,372)
  Gains on sales of loans, net                    370,357         137,747       1,179,621       279,430
  Gains on sales of mortgage-backed
    securities available for sale, net                  -               -           2,362             -
  Real estate operations, net                      32,232         (15,000)         39,502       (45,000)
  Gains on sales of branches, net                        -         153,958         272,793       505,698
  Other, net                                      241,070         151,114         813,080       476,571
                                              -----------     -----------     -----------   -----------
      Total other income                        1,980,703       1,627,604       6,105,610     4,543,245
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes, and fringe
    benefits                                    2,234,647       2,100,271       6,634,941     6,198,376
  Office occupancy and equipment                  570,378         530,980       1,578,293     1,872,660
  Federal insurance premiums                       87,168          88,009         261,208       265,296
  Data processing                                 142,190         107,516         361,165       319,504
  Marketing                                       205,991         220,241         613,044       668,906
  Other, net                                      825,727         818,248       2,490,421     2,406,117
                                              -----------     -----------     -----------   -----------
      Total general and administrative
        expenses                                4,066,101       3,865,265      11,939,072    11,730,859
                                              -----------     -----------     -----------   -----------
      Income before federal income tax
        expense                                 4,322,766       4,138,181      13,328,791    11,566,996
  Federal income tax expense                    1,453,000       1,337,000       4,420,000     3,663,000
                                              -----------     -----------     -----------   -----------
      Net income                              $ 2,869,766     $ 2,801,181     $ 8,908,791   $ 7,903,996
                                              ===========     ===========     ===========   ===========
EARNINGS PER SHARE:
  Basic                                       $      0.35     $      0.34     $      1.08   $      0.94
                                              ===========     ===========     ===========   ===========
  Diluted                                     $      0.34     $      0.32     $      1.04   $      0.90
                                              ===========     ===========     ===========   ===========
DIVIDENDS PAID PER SHARE                      $      0.13     $      0.09     $      0.36   $      0.24
                                              ===========     ===========     ===========   ===========

See accompanying notes to consolidated financial statements.

               CFSB BANCORP, INC., AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity and
                Comprehensive Income
      For the Nine Months Ended September 30, 1998 and 1997
                         (Unaudited)

                                                                                       Accumulated
                                   Additional                 Commitment                  Other          Total
                          Common     Paid-in     Retained      for ESOP     Treasury   Comprehensive  Stockholders'
                           Stock     Capital      Income         Debt         Stock       Income         Equity
                          -------   -----------  ---------    -----------  ----------  ------------- -------------
Balance at
  December 31, 1996        $72,744  $41,398,650  $23,863,600  $(459,408)  $(2,620,153)  $ 214,594    $62,470,027

Net income                    -           -        7,903,996      -             -           -          7,903,996
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -          64,582         64,582
                                                                                                      ----------
Comprehensive income          -           -            -          -             -           -          7,968,578
Stock options exercised       -           -         (112,425)     -           172,993       -             60,568
Repayment of ESOP debt        -           -             -       173,914         -           -            173,914
Cash dividends on common
  stock - $0.27 per share     -           -       (2,334,639)     -             -           -         (2,334,639)
10% common stock dividend    2,542    6,987,060  (11,063,418)     -         4,062,759       -            (11,057)
Treasury stock purchased      -           -            -          -        (2,055,983)      -         (2,055,983)
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  September 30, 1997       $75,286  $48,385,710  $18,257,114  $(285,494)  $  (440,384)  $ 279,176    $67,271,408
                           =======  ===========  ===========  =========   ===========   =========    ===========

Balance at
  December 31, 1997        $76,555  $48,377,350  $20,011,874  $(227,522)  $(1,016,064)  $ 312,597    $67,534,790

Net income                    -           -        8,908,791      -             -           -          8,908,791
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -          16,151        161,151
                                                                                                     -----------
Comprehensive income          -           -            -          -             -           -          9,069,942
Stock options exercised       -           -         (514,158)     -           676,505       -            162,347
Repayment of ESOP debt        -           -             -       134,539         -           -            134,539
Cash dividends on common
  stock - $0.38 per share     -           -       (3,097,696)     -             -           -         (3,097,696)
10% common stock dividend    5,180   15,300,221  (21,530,994)     -         6,210,476       -            (15,117)
Treasury stock purchased      -           -            -          -        (6,047,832)      -         (6,047,832)
Tax benefit associated
  with exercise of stock
  options                     -          78,743        -          -             -           -             78,743
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  September 30, 1998       $81,735  $63,756,314  $ 3,777,817  $ (92,983)  $  (176,915)  $ 473,748    $67,819,716
                           =======  ===========  ===========  =========   ===========   =========    ===========

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC., AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                                            Nine Months Ended
                                                              September 30,

                                                            1998           1997
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  8,908,791   $  7,903,996

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           758,229      1,107,367
      Provision for loan losses                               292,500        270,000
      Provision for real estate losses                           -            45,000
      Net amortization of premiums and accretion
        of discounts                                               63         67,582
      Loans originated for sale                           (46,900,954)   (12,459,892)
      Proceeds from sales of loans originated for sale     45,557,524     12,929,525
      Net gains on sales of loans and securities           (1,181,983)      (248,058)
      Net gains on sales of REO                               (40,470)             -
      Net gains on sales and disposals of premises
        and equipment                                        (272,794)      (479,626)
      Decrease in deferred loan fees                         (561,598)      (202,741)
      Increase in accrued interest receivable                 (81,111)      (573,408)
      Decrease in accrued interest payable                   (218,071)      (441,429)
      Increase in deferred federal income tax benefit        (269,688)             -
      Increase in federal income taxes payable                419,687         55,921
      Increase in other liabilities                           227,150         33,779
      Increase in other assets                             (1,296,490)       (55,137)
                                                         ------------   ------------
        Net cash provided by operating activities           5,340,785      7,952,879

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale   (10,000,453)   (24,018,281)
  Proceeds from sales of investment securities available
    for sale                                                     -        20,037,696
  Principal repayments and maturities of investment
    securities available for sale                          24,000,000      9,000,000
  Loan originations (net of undisbursed loans in
    process)                                             (187,255,231)  (137,351,506)
  Loans purchased                                         (62,497,896)   (13,125,669)
  Proceeds from sales of loans                             49,460,198      8,580,493
  Principal repayments on loans                           170,685,339    101,971,285
  Purchases of mortgage-backed securities available
     for sale                                               4,292,653      3,876,805
  Principal repayments and maturities on mortgage-
    backed securities available for sale                     (511,000)             -
  Proceeds from sales, redemptions, and settlements
    of real estate owned, net                                 193,859        684,954
  Purchases of premises and equipment                        (735,571)    (1,494,371)
  Proceeds from sales and disposals of premises
    and equipment                                             687,276      1,354,211
  Purchases of Federal Home Loan Bank stock                         -       (791,100)
                                                         ------------   ------------
    Net cash used by investing activities                 (11,680,826)   (31,275,483)

              CFSB BANCORP, INC., AND SUBSIDIARY
        Consolidated Statements of Cash Flows, Continued


                                                             Nine Months Ended
                                                               September 30,

                                                            1998           1997
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                               $ 15,311,285   $ 2,192,518
  Stock options exercised                                     162,347        60,568
  Purchases of treasury stock                              (6,047,832)   (2,055,983)
  Net increase in advance payments by borrowers
    for taxes and insurance                                 2,770,580     3,571,657
  Federal Home Loan Bank advance repayments               (80,360,147)  (89,118,030)
  Federal Home Loan Bank advances                          76,127,509   109,939,381
  Dividends paid on common stock                           (2,963,405)   (2,044,738)
                                                         ------------  ------------
    Net cash provided by financing activities               5,000,337    22,545,373
                                                         ------------  ------------

Net decrease in cash and cash equivalents                  (1,339,704)     (777,231)

Cash and cash equivalents at beginning of period           18,489,494    22,749,963
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 17,149,790  $ 21,972,732
                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest expense                                     $ 27,549,760  $ 27,925,704
    Federal income taxes                                    4,270,000     3,650,000
  Transfers of loans to real estate owned                     980,521       656,491
  Transfers of loans to repossessed assets                    162,398       130,827
  Loans charged-off                                           160,575       242,552

See accompanying notes to consolidated financial statements.

                CFSB BANCORP, INC., AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                        (unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1997, included in the Corporation's 1997 Annual Report.

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

3.   EARNINGS PER SHARE

The Corporation has adopted Financial Accounting Standards Board
(FASB) Statement No. 128, Earnings Per Share (SFAS 128), effective for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the dilution if options to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, the Corporation has restated all prior period earnings per share

A reconciliation of basic and diluted EPS for the three and nine month periods ending September 30 follows:

                                                 Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                   1998         1997         1998        1997
                                                 --------     -------     ---------    --------
Net earnings applicable to common stock
   and common stock equivalents                  $2,869,766   $2,801,181  $8,908,791  $7,903,996
                                                 ==========   ==========  ==========  ==========
Average number of shares outstanding              8,168,738    8,405,515   8,216,940   8,445,271
Effect of dilutive securities - stock options       401,418      342,748     388,648     342,019
                                                 ----------   ----------  ----------  ----------
                                                  8,570,156    8,748,263   8,605,588   8,787,290
                                                 ==========   ==========  ==========  ==========
Diluted earnings per share                            $0.34        $0.32       $1.04       $0.90
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

Amounts reclassified from net income to comprehensive income for the nine month periods ending September 30 are as follows:

                                             1998                        1997
                                     -------------------------   -------------------------
                                     Tax                         Tax
                                     Expense  Reclassification   Expense  Reclassification
                                     -------  ----------------   -------  ----------------
Change in unrealized holding
   gains arising during period,
   net of tax                        $ (81,471)  $ 161,151       $(24,559)   $ 47,674
Add:  reclassification adjustment
         for realized gain included
         in net income, net of tax          --          --         (8,710)     16,908
                                                 ---------                   --------
Other comprehensive income for
   the period                                    $ 161,151                   $ 64,582
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

GENERAL

CFSB Bancorp, Inc. (Corporation) is the holding company for Community First Bank (Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank.
The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the Greater Lansing, Michigan area, which is composed of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and Ionia County. The Bank also conducts lending operations in Livingston and Jackson counties. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to originate loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

FINANCIAL CONDITION

The Corporation's total assets increased to $867.4 million at September 30, 1998 from $852.9 million at December 31, 1997. Most of the increase occurred in loans receivable, which was partially offset by a decrease in investment securities.

Investment securities decreased to $12.2 million at September
30, 1998 from $26.1 million at December 31, 1997. This decline resulted from the maturity of United States Treasury notes in January and July 1998.

Net loans receivable increased to $786.1 million at September 30, 1998 from $754.8 million at December 31, 1997. This net increase of $31.3 million occurred primarily through an increase in mortgages of $33.6 million and growth in commercial and consumer loans of $2.0 million and $5.1 million, respectively, partially offset by a decline in income-producing property loans of $9.4 million. Mortgage loan originations for the nine months ended September 30, 1998 were $183.8 million, compared to $103.3 million for the same period a year ago. With comparatively low mortgage rates in 1998, consumers continued to refinance adjustable-rate mortgages into fixed-rate mortgages. The Corporation continues to sell fixed-rate mortgages with maturities exceeding 15 years in the secondary market.

Deposits increased $15.3 million to $577.7 million at September 30, 1998 from $562.4 million at December 31, 1997. This growth occurred through an increase in checking accounts of $8.7 million, savings accounts of $5.1 million, and certificates of deposit of $1.5 million.

FHLB advances decreased $4.2 million to $208.5 million at September 30, 1998 from $212.7 million at December 31, 1997.
The net decrease was composed of an increase in fixed-rate advances of $6.8 million and a decline in adjustable-rate advances of $11.0 million. The Corporation had no adjustable-rate advances at September 30, 1998. The Corporation's cumulative one-year gap, one-to-three year gap, and three-to-five year gap was a negative 11.7 percent, negative 0.6 percent, and negative 0.4 percent, respectively, at September 30, 1998, compared to a negative 10.4 percent, negative 1.7 percent, and negative 1.5 percent, respectively, at December 31, 1997.

Total stockholders' equity was $67.8 million at September 30, 1998, a $300,000 increase compared to the 1997 year-end total of $67.5 million. The increase was primarily the result of net income for the first nine months of 1998, partially offset by treasury stock purchases and dividend declarations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1998, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the three months ended September 30, 1998 was $2,870,000, or $0.34 per diluted share, compared to $2,801,000, or $0.32 per diluted share for the same 1997 period, a net increase of $0.02 per share, or 6 percent. Principally accounting for this increase in net income between years was growth in net interest income, improved fee income, and an increase in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production. In 1997, the Corporation had a nonrecurring gain on the sale of a branch of $154,000. The Corporation's favorable financial performance for the third quarter is attributable to strong mortgage and consumer loan production and a larger deposit base.

Net income for the 1998 third quarter represents a return on average assets of 1.33 percent, an increase from 1.31 percent for the 1997 third quarter and a return on average stockholders' equity of 16.94, unchanged from 1997. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 50.10 percent for the quarter ended September 30, 1998, compared to 49.54 percent for the quarter ended September 30, 1997.

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

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three months and nine months ended September 30, 1998 and 1997, and at September 30, 1998 and December 31, 1997.

                                   For the          For the
                                 Three Months     Nine Months
                                    Ended            Ended           At             At
                                 September 30,   September 30,  September 30,   December 31,
                                 1998    1997    1998    1997       1998           1997
                                 ----    ----    ----    ----       ----           ----
Weighted average yield:
  Loans receivable, net          7.59%   7.77%   7.65%    7.69%     7.51%          7.71%
  Mortgage-backed securities     7.61    7.73    7.72     7.72      7.86           8.00
  Investment securities          6.01    5.76    6.16     5.91      5.78           6.02
  Interest-earning deposits      4.09    3.03    4.07     2.79      3.17           3.31
  Other                          7.89    7.86    7.87     7.62      7.87           7.90
                                 ----    ----    ----     ----      ----           ----
  Total earning assets           7.47    7.63    7.51     7.55      7.43           7.57

Weighted average cost:
  Savings, checking, and money
    market accounts              2.40    2.48    2.41     2.52      2.39           2.60
  Certificates of deposit        5.76    5.76    5.78     5.72      5.76           5.83
  FHLB advances                  5.93    6.20    6.01     6.10      5.82           6.09
                                 ----    ----    ----     ----      ----           ----
  Total interest-bearing
    liabilities                  4.68    4.85    4.74     4.83      4.70           4.91
                                 ----    ----    ----     ----      ----           ----


Interest rate spread             2.79%   2.78%   2.77%    2.72%     2.73%          2.66%
                                 ====    ====    ====     ====      ====           ====

Net yield on earning assets      3.14%   3.16%   3.11%    3.08%     3.07%          3.02%
                                 ====    ====    ====     ====      ====           ====


Net interest income before provision for loan losses was $6.5 million during the third quarter of 1998 and represented an $40,000 increase compared to the third quarter of 1997. Net interest income was positively affected by lower cost of funds in 1998 and growth in average earning assets, primarily in loans receivable. The Corporation's net interest margin was 3.14 percent for the three months ended September 30, 1998, compared to 3.16 percent for the comparable quarter of 1997. Average loans receivable were $772.4 million in the third quarter of 1998, representing growth of $16.5 million over average loans receivable of $755.9 million in the same quarter a year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate and medium term fixed-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio. The Corporation's net interest margin of 3.14 percent for the three months ended September 30, 1998 exceeded the net interest margin of 3.07 percent at September 30, 1998.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, refinancings, and sales and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during late 1997 and 1998 resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, many of which were originated for sale in the secondary market. In late 1997, customers began converting adjustable-rate mortgage loans to 30-year fixed-rate loans, which are sold in the secondary market. This activity contributed to a decline in loan yields at September 30, 1998 compared to December 31, 1997. This also contributed to the decline in yield on earning assets from 7.57 percent at December 31, 1997 to 7.43 percent at September 30, 1998. The decline in yield in earning assets was more than offset by a decline in cost of funds during 1998, causing an increase in net interest margin from 3.02 percent at December 31, 1997 to 3.07 percent at September 30, 1998. Loans held for sale increased to $10.3 million at September 30, 1998, compared to $6.2 million at December 31, 1997. A continued high level of refinancings and conversions of adjustable-rate mortgage loans to 30-year fixed-rate loans could have a negative impact on future net interest income. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses
-------------------------

During the third quarter of 1998, the provision for loan losses was $97,000 compared to $90,000 during the third quarter a year ago. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of growth in the loan portfolio, the perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current and potential credit risks in the current loan portfolio (for more information, see "Asset Quality.)"

Other Income
------------

Other income totaled $2.0 million for the three months ended September 30, 1998, up 22 percent from $1.6 million for the three months ended September 30, 1997. During the third quarter of 1997, the Corporation had a nonrecurring gain on the sale of a branch of $154,000. Increased deposit fees assessed on a higher level of transaction account activity increased other income $136,000. Gains on sales of the Corporation's 30-year fixed-rate mortgage loan production increased other income $233,000.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $4.1 million for the three months ended September 30, 1998, compared to $3.9 million for the same quarter a year ago. Compensation and fringe benefits expense rose $135,000 between periods as a result of merit-based salary increases.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $1.5 million for the three months ended September 30, 1998, compared to $1.3 million for the comparable 1997 quarter. The increase primarily reflects a higher level of pre-tax income. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1998, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the nine months ended September 30, 1998 was $8.9 million compared to $7.9 million for the same period in 1997, a net increase of $1.0 million. Principally accounting for this increase in net income between years was growth in both the Corporation's net interest margin and fee income and an increase in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production. Net income for the nine months ended September 30, 1998 represented a return on average stockholders' equity of 17.83 percent, an increase from 16.40 percent in the 1997 period and a return on average assets of 1.40 percent, an increase from 1.26 percent in the 1997 period. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 49.53 percent for the nine months ended September 30, 1998, an improvement from 51.42 percent in the year earlier period.

Net Interest Income
-------------------

Net interest income before provision for loan losses was $19.5 million during the first nine months of 1998 and represented a $430,000 increase compared to the same period of 1997. Net interest income was positively affected by lower cost of funds in 1998 and growth in earning assets. The Corporation's net yield on average earning assets was 3.11 percent for the nine months ended September 30, 1998, an improvement from 3.08 percent for the comparable nine month period of 1997.

Provision for Loan Losses
-------------------------

The provision for loan losses was $292,000 during the nine months ended September 30, 1998 compared to $270,000 for the 1997 period. Management believes the current provision and related allowance for loan loses is adequate to meet current and potential credit risks in the current loan portfolio.

Other Income
------------

Other income was $6.1 million for the nine months ended September 30, 1998, an increase of $1.6 million compared to $4.5 million for the nine months ended September 30, 1997. During 1998, the Corporation had a nonrecurring gain on the sale of a bank building of $273,000. In 1997, the Corporation had nonrecurring gains on the sales of three branches totaling $506,000. Increased deposit fees assessed on a higher level of transaction account activity increased other income $535,000. Gains on sales of the Corporation's 30-year fixed-rate mortgage loan production increased other income $900,000. Debit card income increased $128,000 in 1998 due to an increase in cards issued and related transactions.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were $11.9 million for the nine months ended September 30, 1998, compared to $11.7 million for the same period a year ago. Compensation expense rose between periods primarily as a result of merit-based salary increases. Decreased office occupancy and equipment expense resulted from equipment becoming fully depreciated in the second quarter of 1997.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $4.4 million for the nine months ended September 30, 1998, an increase of $757,000 from $3.7 million for the comparable 1997 period. The increase in federal income tax expense resulted from a higher level of pre-tax earnings. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.

                                      September 30,        December 31,
                                          1998                 1997
                                          ----                 ----
                                            (dollars in thousands)
Nonaccruing loans:
  One-to-four family
    residential mortgages                $  496               $  697
  FHA-partially insured
    and VA-partially guaranteed             130                  109
  Consumer installment                      157                   93
                                        -------              -------
     Total                              $   783              $   899
                                        =======              =======

      Percentage of total assets           0.09%                0.10%
                                        =======              =======
Real estate owned:(1)
   One-to-four family
     residential mortgages             $    578              $    11
   Construction and development             402                  141
                                        -------              -------
     Total                             $    980              $   152
                                        =======              =======

      Percentage of total assets           0.11%                0.02%
                                        =======              =======
      Total nonaccruing loans
        and real estate owned           $ 1,763              $ 1,051
                                        =======              =======

      Percentage of total assets           0.20%                0.12%
                                        =======              =======

(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.20 percent and 0.12 percent at September 30, 1998 and December 31, 1997, respectively, all well below the industry average. In addition, at September 30, 1998, the Corporation's allowances for loan and real estate losses represent 287 percent of its nonperforming assets, significantly above the industry average.

Management believes the current provisions and related allowances for loan and real estate owned losses are adequate to meet current and potential credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

LIQUIDITY

The Bank has no regulatory mandated minimum liquidity requirements. Management's intention is to maintain average short-term liquid assets each quarter of three percent of net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's short-term liquidity ratio was 3.85 percent and 7.32 percent at September 30, 1998 and December 31, 1997, respectively.

CAPITAL RESOURCES

The Bank is subject to capital asset requirements in accordance with Bank regulations. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.53 percent, 7.53 percent, and 13.82 percent at September 30, 1998, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.13 per share in the third quarter of 1998, an increase of 30 percent from the $0.10 per share dividend declared in the third quarter of 1997. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends; however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

YEAR 2000

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits. Systems using this two-digit approach may not be able to determine whether 00 represents the year 2000 of 1900. The problem, if not corrected, may make those systems fail or allow them to generate incorrect calculations causing a disruption of normal operations.

In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Corporation was developed, approved by the Board of Directors, and implemented. The scope of the plan includes five phases: Awareness, Assessment, Renovation, Validation and Implementation, as defined by federal banking regulatory agencies. A project team that consists of key members of the technology staff, representatives of functional business units and senior management was developed. Additionally, the Director of Operations, a member of senior management, serves as the Year 2000 project manager and regularly reports to the Board of Directors.

An assessment of the impact of the Year 2000 issue on the Corporation's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From this assessment, the Corporation has identified and prioritized those systems deemed to be mission critical or those that have significant impact on normal operations.

The Corporation is progressing with the Renovation, Validation, and Implementation phases of the project plan. The Corporation relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1998 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address the problem on a timely basis. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for sometime in early 1999. Specifically, the Corporation's core data processing software is provided by an outside vendor, which has certified the software is Year 2000 compliant. The Corporation is using the compliant software and has installed it on a redundant computer for testing, which began in August 1998. The Corporation anticipates testing the software for integration with other third party software in 1998. Management also anticipates testing its remaining systems for Year 2000 compliance in 1998. Year 2000 testing is scheduled for completion by March 31, 1999. The Corporation can give no guarantee that the systems of these service providers and vendors on which the Corporation's systems rely will be timely renovated.

Additionally, the Corporation has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. Formal communications have been initiated, and the assessment is scheduled to be significantly completed by December 31, 1998.

The Corporation has completed the development of contingency plans for systems that are determined to be mission critical. These plans include the replacement of vendors or development of alternative systems or processes where systems will not be completed by specified dates. The Corporation is in the process of forming a task force to update its business resumption plan, with particular emphasis on addressing contingencies associated with systems that are thought to be Year 2000 compliant, but prove not to be at a future date.

As of September 30, 1998, approximately $169,000 of costs have been incurred in connection with ensuring the Corporation's systems and products are Year 2000 compliant. Management anticipates total costs for Year 2000 implementation will approximate $700,000 to $900,000. These costs will be primarily for the replacement of depreciable assets.

The costs and the timetable in which the Corporation plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Corporation can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          Exhibit 27.1   Financial Data Schedule for the nine
                         months ended September 30, 1998

          Exhibit 27.2   Restated Financial Data Schedule for
                         the nine months ended September 30,
                         1997

                     CFSB BANCORP, INC.

                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CFSB BANCORP, INC.
(Registrant)


Date:  November 10, 1998


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