Form 10-K405
period 1998-12-31
CFSB BANCORP INC
filed 1999-03-30
CIK 859083

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K405

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998
                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _______________

                       Commission File Number:  0-18609
                                                ---------

                               CFSB BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               38-2920051
---------------------------------------------      --------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                    Identification No.)

112 East Allegan Street, Lansing, Michigan                48933
--------------------------------------------           ------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (517) 371-2911
                                                         ----------------
       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X       NO _______.
                                        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last price at which the stock was sold ($27.25 per share), was approximately $198,275,387 (for purposes of this calculation, directors and executive officers are treated as affiliates).

As of March 15, 1999, there were issued and outstanding 8,246,901 shares of the registrant's common stock, of which 970,740 shares were held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
  1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 (the "Annual Report") (Parts I and II)

  2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") (Part III)

                              CFSB BANCORP, INC.

                              Index to Form 10-K
                      Fiscal Year Ended December 31, 1998
Part I

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

Part IV

     Item 14   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

SIGNATURES

EXHIBITS

Included or incorporated by reference in this Form 10-K are certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Readers are cautioned that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive, regulatory factors and impact of the Year 2000, could affect CFSB Bancorp, Inc.'s financial performance and could cause actual results for future periods to differ materially from those anticipated. Investors are cautioned that all forward-looking statements involve risks and uncertainty.

                                     PART I
Item 1.  Business
-----------------

General

     CFSB Bancorp, Inc. CFSB Bancorp, Inc. ("CFSB" or the "Corporation") was incorporated under the laws of the State of Delaware on November 28, 1989. The historical information in this report, and the financial statements filed as exhibits, principally address the financial condition and results of operations of the Corporation's savings institution subsidiary, Community First Bank ("Community First" or the "Bank"), through December 31, 1998, with disclosure as appropriate to reflect the consolidated financial condition and results of operations of the Corporation.

     The Corporation is classified as a unitary savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS") of the Department of the Treasury. The Corporation's principal business is the business of Community First and its subsidiaries. The holding company structure permits the Corporation to expand the financial services currently offered through Community First and its subsidiaries. As a holding company, the Corporation has greater flexibility than Community First to diversify its business activities, through existing or newly formed subsidiaries, or through acquisition or merger. So long as the Corporation remains a unitary savings and loan holding company and Community First satisfies the Qualified Thrift Lender Test, the Corporation may diversify its activities in such a manner as to include any activities allowed by regulation to a unitary savings and loan holding company. See "Item 1. Business -- Regulation of the Corporation."

     The Corporation's main office is located at 112 East Allegan Street, Lansing, Michigan, 48933, and the telephone number is (517) 371-2911. At December 31, 1998, the Corporation had total assets of $880.3 million and stockholders' equity of $69.3 million.

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

     Community First conducts its operations through its main office located in Lansing, Michigan and through 15 branch offices serving the Greater Lansing area. The Bank is principally engaged in the business of accepting deposits from the general public and using such deposits, together with Federal Home Loan Bank ("FHLB") advances, to make loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank also invests in government, federal agency and corporate obligations and mortgage-backed securities.

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

Recent Developments

     On February 24, 1999, CFSB entered into an Agreement and Plan of Merger (the "Merger Agreement") with Old Kent Financial Corporation ("Old Kent"), pursuant to which CFSB is expected to merge with and into Old Kent (the "Merger"). As a result of the Merger, each outstanding share of CFSB's common stock, ("CFSB Common Stock"), will be converted into the right to receive 0.6222 shares of common stock of Old Kent. The Merger is conditioned upon, among other things, approval by holders of a majority of CFSB Common Stock and the receipt of certain regulatory and governmental approvals. It is intended that the Merger will be treated as a pooling-of-interests for accounting and financial reporting purposes. The Merger is to be voted on by CFSB stockholders at a special meeting of stockholders expected to be held in late Spring or Summer of 1999, and is expected to be consummated in the third quarter of Calendar 1999.

     Concurrently with their execution and delivery of the Merger Agreement, CFSB and Old Kent entered into a stock option agreement (the "Stock Option Agreement") pursuant to which CFSB granted Old Kent the right, upon the terms and subject to the conditions set forth in the Stock Option Agreement, to purchase up to 1,645,364 shares (or 19.99%) of CFSB Common Stock, subject to certain adjustments.

Market Area

     The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing, Michigan area, which is composed of the tri-county area of Clinton, Eaton and Ingham Counties, the western townships of Shiawassee County and Ionia County. Lansing is the capital of Michigan and the fifth largest city in Michigan. The greater Lansing area is a diversified market with a strong service sector, and, to a lesser extent, trade and manufacturing sectors. Since 1984 growth in employment in the greater Lansing area has occurred primarily in the service sector, and such trends are expected to continue. The largest employers in the Bank's market area are the State of Michigan, General Motors and Michigan State University. Based on total deposits at December 31, 1998, Community First was the largest financial institution headquartered in the greater Lansing area and historically, has been among the three largest financial institutions serving the greater Lansing area.

Lending Activities

     General. The principal lending activity of the Bank is the origination of conventional residential mortgage loans (i.e., loans that are neither insured nor partially guaranteed by government agencies) for the purpose of financing, refinancing or constructing one-to four-family residential properties and income-producing properties, which includes multi-family (over four-family) and commercial properties. As of December 31, 1998, $658.2 million, or 81.8%, of the Bank's loan portfolio (before the deduction of undistributed funds, unearned fees, unearned income and discounts, and loan loss allowance) consisted of loans secured by one-to four-family residential properties, of which $497.9 million were loans originated by the Bank. Substantially all loans originated by the Bank are on properties located in its primary market area. Of the purchased loans which are serviced by other institutions, $40.0 million, $104.2 million and $16.2 million represented loans on properties located in Michigan, Texas and other states, respectively. The Bank also originates second mortgage loans, commercial business loans, consumer loans (including home equity loans, educational loans, automobile loans, loans secured by savings accounts and personal loans) and land contracts. Substantially all of the Corporation's income-producing property and consumer loans are based in Michigan.

     In order to reduce the Bank's vulnerability to volatile interest rate changes, the Bank implements a number of measures designed to make the yield on its loan portfolio more interest rate sensitive. These measures include: (i) emphasizing the origination and purchase of adjustable-rate mortgage loans and loans with call or balloon payment provisions, (ii) originating construction and consumer loans, which typically have shorter terms to maturity or repricing than fixed-rate residential mortgage loans, (iii) maintaining liquidity levels adequate to allow flexibility in reacting to the interest rate environment, and (iv) selling upon origination certain long-term, fixed-rate, residential mortgages in the secondary mortgage market. The level of loan sales is partially a function of the interest rate environment. At December 31, 1998, 49.05% of the Bank's total loans receivable consisted of loans that provided for periodic interest rate adjustments or had terms to repricing, call provisions or balloon payment provisions of seven years or less.

     As noted above, in an effort to maintain a closer match between the interest rate sensitivity of its assets and liabilities, the Bank has been active in the origination of loans on income-producing properties (consisting of commercial and multi-family real estate loans) in its primary market area and in the origination of consumer loans. Although income-producing property loans and consumer loans provide for higher interest rates and shorter terms, these loans have higher credit risks than one-to four-family residential loans. While the Bank has been relatively successful in its origination of income-producing property loans, and the real estate market in the greater Lansing area has remained fairly stable, numerous financial institutions throughout the United States have incurred significant losses due to delinquencies and foreclosures resulting from a decline in the value of properties securing income-producing property loans. At December 31, 1998, the Bank had income-producing property loans of $69.3 million and consumer loans of $68.3 million. This compares to $77.2 million in income-producing property loans and $64.5 million in consumer loans, at December 31, 1997. The decline in the Bank's income-producing property loans is primarily due to strong competition from insurance companies and other financial institutions offering lower interest rates for fixed-rate financing. Consumer loan growth is a direct result of home equity loan promotions and expanding the Bank's consumer lending to include indirect automobile lending through local automobile dealerships. Any decline in the economy or real estate market in the greater Lansing area could have a negative effect on the Bank's loan portfolio and on the Corporation's net interest income and net income. At December 31, 1998, the Bank's loans contractually delinquent 90 days or more and real estate owned totaled $1.68 million, or 0.19%, of total assets.

     Since 1994, the Bank has increased its emphasis on originating small business commercial loans. The business loan department serves the financial needs of small businesses in the Bank's tri-county market area. Small businesses are defined by the Bank as companies with sales under $1.0 million and less than 20 employees. The Bank believes it can satisfy the financial needs of small business owners by assisting with both their credit and deposit needs. Also since 1994, the Bank has had a formal credit department and an active call program. During 1998, the commercial business loan department originated a total of $9.4 million in loans. Additional funds of $3.6 million were available for disbursement at year-end 1998 on the Bank's commercial business loan portfolio. As of December 31, 1998, commercial business loans totaled $8.2 million compared to $5.1 million at December 31, 1997.

     In March 1997, the Bank initiated a 24-hour consumer loan-by-phone program. A consumer can telephone the Bank and electronically make a loan application for consumer loan products such as auto, home equity, marine or debt consolidations. In August 1998, the Bank began taking loan applications for consumer and mortgage loans via the Bank's internet website. Loans granted are limited to Michigan residents. To date, loan activity via the Bank's website has been minimal.

     Several years ago, the Bank implemented a preapproval mortgage loan program called Buyer's Edge. This program allows a potential homeowner to identify, prior to finding a home, the amount of financing the Bank will approve. A certificate is issued by the Bank which is valid for three months for a purchase of a home, and five months for construction of a home. The customer can then comfortably look for a new home or construct a home knowing the financing has already been approved. In 1998, the Bank closed 118 loans amounting to $15.9 million under the Buyer's Edge Program.

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

                                                                               At December 31,
                                ----------------------------------------------------------------------------------------
                                       1998                   1997                  1996                   1995
                                --------------------   -------------------    ------------------    --------------------
                                Amount      Percent    Amount      Percent    Amount      Percent    Amount      Percent
                                --------    -------    --------    -------    --------    -------    --------    -------
                                                                 (Dollars in Thousands)
First mortgage loans:
 One- to four-family
  residential................   $609,447      75.74%   $585,267      75.51%   $553,691      74.63%   $469,820    74.46%
 Income-producing property...     38,318       4.76      44,580       5.75      52,584       7.09      57,952     9.19
 FHA-insured and
  VA-partially guaranteed....     10,876       1.35       7,607       0.98       6,404       0.86       7,458     1.18
 Construction and
  development loans:
  One- to four-family
   residential...............     37,927       4.71      34,821       4.49      38,072       5.13      30,754     4.87
  Income-producing property..     30,965       3.85      32,649       4.21      31,428       4.24      17,060     2.70
                                --------     ------    --------     ------    --------     ------    --------   ------

   Total first mortgage loans    727,533      90.41     704,924      90.94     682,179      91.95     583,044    92.40

Second mortgage loans........        642       0.08         549       0.07         510       0.07         571      .09

Commercial business loans....      8,218       1.02       5,087       0.66       4,644       0.63       3,195      .51

Consumer loans:
 Home equity.................     42,195       5.24      42,281       5.46      36,275       4.89      28,126     4.46
 Educational.................      1,164       0.15       1,348       0.18       1,871       0.25       2,329      .37
 Marine and recreational
  vehicles...................      2,112       0.26       2,224       0.29       2,192       0.30       2,373      .38
 Land contract...............        119       0.02         149       0.02         254       0.03         349      .05
 Auto........................     10,626       1.32      10,219       1.32       7,925       1.07       6,542     1.04
 Savings.....................        329       0.04         578       0.07         452       0.06         338      .05
 Mobile home.................        801       0.10       1,099       0.14       1,519       0.20       1,735      .27
 Other.......................     10,977       1.36       6,585       0.85       4,090       0.55       2,379      .38
                                --------     ------    --------     ------    --------     ------    --------   ------
   Total consumer loans......     68,323       8.49      64,483       8.33      54,578       7.35      44,171     7.00
                                --------     ------    --------     ------    --------     ------    --------   ------
   Total loans receivable....    804,716     100.00%    775,043     100.00%    741,911     100.00%    630,981   100.00%
                                             ======                 ======                 ======               ======

Less:
 Undistributed portion of
  loans  in process..........    (12,812)               (14,408)               (18,147)               (15,054)
 Deferred origination fees...       (489)                (1,099)                (1,485)                (1,280)
 Allowance for loan losses...     (5,004)                (4,730)                (4,564)                (4,363)
                                --------               --------               --------               --------
   Total loans receivable,
    net......................    786,411                754,806                717,715                610,284

Mortgage-backed securities,
 net.........................     16,007                 21,598                 27,221                 35,156
                                --------               --------               --------               --------

   Total loans receivable
    and mortgage-
    backed securities, net...   $802,418               $776,404               $744,936               $645,440
                                ========               ========               ========               ========

                                    --------------------
                                           1994
                                    -------------------
                                    Amount      Percent
                                    --------    -------
                                  (Dollars in Thousands)

First mortgage loans:
 One- to four-family
  residential................       $401,394      75.38%
 Income-producing property...         55,178      10.36
 FHA-insured and
  VA-partially guaranteed....          3,629        .68
 Construction and
  development loans:
  One- to four-family
   residential...............         20,485       3.85
  Income-producing property..         11,677       2.19
                                    --------     ------

   Total first mortgage loans        492,363      92.46

Second mortgage loans........            661        .12

Commercial business loans....            706        .13

Consumer loans:
 Home equity.................         26,048       4.89
 Educational.................          2,967        .56
 Marine and recreational
  vehicles...................          2,420        .45
 Land contract...............            409        .08
 Auto........................          2,330        .44
 Savings.....................            351        .07
 Mobile home.................          2,144        .40
 Other.......................          2,090        .40
                                    --------     ------
   Total consumer loans......         38,759       7.29
                                    --------     ------
   Total loans receivable....        532,489     100.00%
                                                 ======

Less:
 Undistributed portion of
  loans  in process..........         (8,578)
 Deferred origination fees...         (1,196)
 Allowance for loan losses...         (4,124)
                                    --------
   Total loans receivable,
    net......................        518,591

Mortgage-backed securities,
 net.........................         66,151
                                    --------

   Total loans receivable
    and mortgage-
    backed securities, net...       $584,742
                                    ========

                                                                                At December 31,
                                ------------------------------------------------------------------------------------------
                                        1998                   1997                   1996                   1995
                                --------------------   ---------------------   --------------------   -------------------
                                 Amount      Percent     Amount      Percent     Amount     Percent     Amount    Percent
                                ---------   ---------   ---------   ---------   ---------   --------   --------   --------
                                                                             (Dollars in Thousands)
Fixed-rate loans:
  One- to four-family
   residential...............   $297,545       36.98%   $205,478       26.51%   $192,972      26.01%   $201,971     32.01%
  Income-producing property..     29,026        3.61      28,222        3.64      32,848       4.43      34,693      5.50
  FHA-insured and
   VA-partially guaranteed...      8,179        1.01       3,802        0.49       2,797       0.37       3,560       .56
  Construction and
   development:
    One- to four-family
     residential.............     30,978        3.85       7,652        0.98       3,494       0.47         805       .13
    Income-producing property      5,593        0.70       4,553        0.59       4,878       0.66       7,591      1.20
                                --------    --------    --------    --------    --------     ------    --------    ------
    Total first mortgage
     loans...................    371,321       46.15     249,707       32.21     236,989      31.94     248,620     39.40

 Second mortgage loans.......        642        0.08         311        0.04         399       0.06         456       .07
 Commercial business loans...      3,024        0.37         927        0.12         836       0.11         585       .09
 Other loans.................     35,020        4.35      29,926        3.86      24,274       3.27      20,097      3.18
                                --------    --------    --------    --------    --------     ------    --------    ------
    Total fixed-rate loans...    410,007       50.95     280,871       36.23     262,498      35.38     269,758     42.74
                                --------    --------    --------    --------    --------     ------    --------    ------

Adjustable-rate loans:
 First mortgage loans:
  One- to four-family
   residential...............    311,902       38.76     379,789       49.00     360,719      48.62     267,849     42.45
  Income-producing property..      9,292        1.15      16,358        2.11      19,736       2.66      23,259      3.69
  FHA-insured and
   VA-partially guaranteed...      2,697        0.34       3,805        0.49       3,607       0.49       3,898       .62
  Construction and
   development:
    One- to four-family
     residential.............      6,949        0.86      27,169        3.51      34,578       4.66      29,949      4.74
    Income-producing property     25,372        3.15      28,096        3.63      26,550       3.58       9,469      1.50
                                --------    --------    --------    --------    --------     ------    --------    ------
    Total first mortgage
     loans...................    356,212       44.26     455,217       58.74     445,190      60.01     334,424     53.00

 Second mortgage loans.......         --          --         238        0.03         111       0.01         115       .02
 Commercial business loans...      5,194        0.65       4,160        0.54       3,808       0.52       2,610       .42
 Other loans.................     33,303        4.14      34,557        4.46      30,304       4.08      24,074      3.82
                                --------    --------    --------    --------    --------     ------    --------    ------
    Total adjustable-rate
     loans...................    394,709       49.05     494,172       63.77     479,413      64.62     361,223     57.26
                                --------    --------    --------    --------    --------     ------    --------    ------
    Total loans receivable...    804,716      100.00%    775,043      100.00%    741,911     100.00%    630,981    100.00%
                                            ========                ========                  ======                ======
Less:
  Undistributed portion of
   loans in process..........    (12,812)                (14,408)                (18,147)               (15,054)
  Deferred origination fees..       (489)                 (1,099)                 (1,485)                (1,280)
  Allowance for loan losses..     (5,004)                 (4,730)                 (4,564)                (4,363)
                                --------                --------                --------               --------
     Total loans receivable,
      net....................    786,411                 754,806                 717,715                610,284

Mortgage-backed securities:
  Fixed-rate mortgage-backed
   securities................      8,642                  12,011                  16,138                 22,159
  Adjustable-rate
   mortgage-backed
   securities................      7,365                   9,587                  11,083                 12,997
                                --------                --------                --------               --------
      Total mortgage-backed
       securities, net.......     16,007                  21,598                  27,221                 35,156
                                --------                --------                --------               --------
     Total loans receivable
      and mortgage-
       backed securities, net   $802,418                $776,404                $744,936               $645,440
                                ========                ========                ========               ========

                                  --------------------
                                        1994
                                  --------------------
                                    Amount    Percent
                                   --------   --------
                                 (Dollars in Thousands)
Fixed-rate loans:
  One- to four-family
   residential...............      $211,445     39.71%
  Income-producing property..        30,247      5.68
  FHA-insured and
   VA-partially guaranteed...         3,629       .68
  Construction and
   development:
    One- to four-family
     residential.............         2,691       .51
    Income-producing property         5,557      1.04
                                   --------    ------
    Total first mortgage
     loans...................       253,569     47.62

 Second mortgage loans.......           609       .11
 Commercial business loans...           290       .05
 Other loans.................        16,687      3.14
                                   --------    ------
    Total fixed-rate loans...       271,155     50.92
                                   --------    ------

Adjustable-rate loans:
 First mortgage loans:
  One- to four-family
   residential...............       189,949     35.67
  Income-producing property..        24,931      4.68
  FHA-insured and
   VA-partially guaranteed...            --        --
  Construction and
   development:
    One- to four-family
     residential.............        17,794      3.34
    Income-producing property         6,120      1.15
                                   --------    ------
    Total first mortgage
     loans...................       238,794     44.84

 Second mortgage loans.......            52       .01
 Commercial business loans...           416       .08
 Other loans.................        22,072      4.15
                                   --------    ------
    Total adjustable-rate
     loans...................       261,334     49.08
                                   --------    ------
    Total loans receivable...       532,489    100.00%
                                               ======
Less:
  Undistributed portion of
   loans in process..........        (8,578)
  Deferred origination fees..        (1,196)
  Allowance for loan losses..        (4,124)
                                   --------
     Total loans receivable,
      net....................       518,591

Mortgage-backed securities:
  Fixed-rate mortgage-backed
   securities................        51,099
  Adjustable-rate
   mortgage-backed
   securities................        15,052
                                   --------
      Total mortgage-backed
       securities, net.......        66,151
                                   --------
     Total loans receivable
      and mortgage-
       backed securities, net      $584,742
                                   ========

  The following table sets forth the contractual maturities of the Bank's loan and mortgage-backed securities portfolios at December 31, 1998. The table does not reflect the effects of prepayments or enforcement of due-on-sale clauses. Loans with balloon or call provisions were assumed to contractually mature on the call date or the date the balloon provision called for repayment.

                                                       First Mortgage Loans
                                -------------------------------------------------------------------
                                                                               Construction
                                                                              and development
                                                                          ------------------------
                                                               FHA-
                                   One-to       Income-    Insured and      One- to       Income-      Second
                                Four-Family    Producing   VA-Partially   Four-Family    Producing   Mortgage and   Total
                                Residential    Property     Guaranteed    Residential    Property    Other Loans    Loans
                                ------------   ---------   ------------   ------------   --------- -------------   -------
                                                                          (In Thousands)
Maturing During
 Year(s) Ended
  December 31,
-----------------
1999.........................      $ 29,703      $ 9,882        $   326        $ 4,754     $18,322    $ 40,100     $103,087
2000.........................        26,592        5,001            349            839       5,264      14,431       52,476
2001.........................        26,176        4,965            370            477       2,033       8,460       42,481
2002-2003....................        51,573        5,050            790          1,057       2,315       5,965       66,750
2004-2008....................       132,014        4,948          2,481          3,145       1,845       7,044      151,477
2009-2013....................       102,388        4,790          3,436          4,266       1,149       1,040      117,069
2014 and following...........       241,001        3,682          3,124         23,389          37         143      271,376
                                   --------      -------        -------        -------     -------    --------     --------
                                   $609,447      $38,318        $10,876        $37,927     $30,965     $77,183     $804,716
                                  =========      =======        =======        =======     =======     =======     ========
Less:
 Undistributed portion of
  loans in process......................................................................................................

 Deferred origination fees..............................................................................................
 Allowance for loan losses..............................................................................................

   Total loans receivable
    and mortgage-backed
    securities, net.....................................................................................................



                                                 Total Loans
                                                    and
                                    Mortgage-    Mortgage-
                                      Backed       Backed
                                    Securities   Securities
                                    ----------   ----------
                                       (In Thousands)
Maturing During
 Year(s) Ended
  December 31,
-----------------
1999.........................
2000.........................         $    724     $103,811
2001.........................              783       53,259
2002-2003....................              836       43,317
2004-2008....................            1,566       68,316
2009-2013....................            4,201      155,678
2014 and following...........            4,016      121,085
                                         3,881      275,257
                                      --------     --------
                                      $ 16,007      820,723
Less:                                  ========
 Undistributed portion of
  loans in process...........                      $(12,812)
 Deferred origination fees...                          (489)
 Allowance for loan losses...                        (5,004)
                                                   --------
   Total loans receivable
    and mortgage-backed
    securities, net..........                      $802,418
                                                   ========

   At December 31, 1998, the total loans and mortgage-backed securities due after December 31, 1999, which had fixed interest rates were $376.2 million and $8.1 million, respectively, while the total loans and mortgage-backed securities due after such date which had adjustable interest rates were $325.4 million and $7.2 million, respectively.

   Residential Real Estate Loans. The Bank's primary lending activity is the origination of mortgage loans secured by one-to four-family, owner-occupied residential properties located in the Bank's primary market area, the majority of which are owner-occupied, single-family residences. At December 31, 1998, $620.3 million, or 77.09%, of the Bank's total loan portfolio consisted of loans secured by one-to four-family residences. The Bank's loan portfolio also includes $37.9 million of loans made for the development of unimproved real estate located in the Bank's primary market area, to be used for residential housing. At December 31, 1998, approximately 81.80% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

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

   The Bank presently offers one-year, three-year and five-year adjustable-rate residential loans with interest rates that adjust based upon the index of the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. In addition, the Bank offers three-year adjustable-rate residential loans with interest rates that adjust based upon the index of the weekly average yield on United States Treasury securities adjusted to a constant maturity of three years. The Bank offers introductory interest rates on adjustable-rate loans which are lower than the fully-indexed rate on these loans. The interest rates on these mortgages generally include a cap of 2% per adjustment and 6% over the life of the loan. The Bank also provides a conversion feature which allows borrowers to convert from an adjustable-rate to a fixed-rate prior to the 60th payment. In recent years, the Bank has generally sold longer-term, fixed-rate, residential mortgage loans in the secondary market upon conversion from an adjustable-rate mortgage loan. Adjustable-rate residential mortgage loans totaled $321.5 million, or 40.0%, of the Bank's total loan portfolio at December 31, 1998.

   In 1998, long-term rates remained at relatively low levels, and a large amount of refinancing occurred. During the fourth quarter, the long-term rates began to drop again; and refinancing into 30-year, fixed-rate mortgages was prevalent. During 1998, the Bank originated $111.2 million in fixed-rate mortgage loans, $63.2 million of which were sold in the secondary mortgage market, and $135.1 million in adjustable-rate and medium-term fixed-rate (15 years or less) mortgage loans, of which none were sold in the secondary mortgage market.

   The Bank also offers 7 year and 5 year loans which are convertible to 23 and 25 year amortized loans, respectively. The interest rates are based on the FHLMC 30 year rates at the end of the respective 7th and 5th years. Historically, the Bank sold substantially all 7 year and 5 year loans on the secondary market.
For the past several years, the Bank has retained in portfolio newly originated 7 year and 5 year loans.

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

   In underwriting residential real estate loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Potential borrowers are qualified for adjustable-rate mortgage loans based on the fully indexed rate of the loans. Upon receipt of a completed loan application from a prospective borrower, credit reports are ordered and income, employment and financial information is verified. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or an independent appraiser previously approved by the Bank. It is the Bank's policy to obtain title insurance on all mortgage loans. Borrowers also must obtain hazard (including fire) insurance prior to closing. Determination as to whether a property is located in a flood zone is additionally required on new mortgage loan originations. Borrowers are required to advance funds on a monthly basis together with each payment of principal and interest through a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due. If a loan carries a loan-to-value ratio of 75% or less, the borrower has the option of not having real estate taxes and hazard insurance premiums placed in escrow as long as proof of payment for these items is submitted to the Bank prior to their due dates. These underwriting criteria are also applied to loans purchased giving the Bank the right to reject any loans failing to meet underwriting standards. The Bank uses automated loan underwriting utilizing Federal Home Loan Mortgage Corporation Loan Prospector software. Approximately 70% of mortgage applications are approved using this software with the remaining 30% referred to traditional underwriting methods. By using the automated underwriting procedures, the Bank is able to approve loans faster and decrease the time to loan closing. Despite the benefits of adjustable-rate mortgage loans to the Bank's asset/liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment requirements of the borrower rise, thereby increasing the potential for default.

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

   Income-Producing Property Loans (Commercial and Multi-family Real Estate Loans). Income-producing property loans originated by the Bank are loans secured by commercial and multi-family (five or more units) real estate generally located in the Bank's primary market area. Permanent loans on income-producing properties constituted approximately $38.3 million, or 4.76%, of the Bank's total loans at December 31, 1998. The Bank originates both construction loans and permanent loans on commercial and multi-family properties. The Bank generally does not purchase commercial and multi-family real estate loans. Permanent commercial and multi-family real estate loans are generally made in amounts up to 75% of the lesser of the appraised value or the purchase price of the property. Commercial and multi-family real estate loans have been made in amounts up to $7.7 million, although the majority of the Bank's commercial and multi-family real estate loans have been originated in amounts ranging from $200,000 to $4.0 million.

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

   A loan with an outstanding balance of $7.7 million at December 31, 1998, and secured by an apartment complex, represents the Bank's largest single commercial real estate loan to one borrower. At December 31, 1998, the Bank's ten largest commercial real estate loans, with balances outstanding ranging from $1.4 million to $7.7 million, totaled $30.2 million.

   Construction and Land Development Loans. The Bank originates loans to finance the construction of properties in its primary market area, including one-to four-family dwellings, housing developments, multi-family apartments and condominiums and commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. Construction and land development loans totaled $68.9 million, or 8.56%, of the Bank's total loan portfolio at December 31, 1998. Of that total, $37.9 million were for the construction of one-to four-family residential properties. Construction loans have been made in amounts up to $7.7 million. At December 31, 1998, the Bank had $25.8 million outstanding commitments in construction and land development loans.

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

   Construction loans generally afford the Bank the opportunity to increase the yield and interest rate sensitivity of its loan portfolio. These higher yields correspond to the higher risks associated with construction lending. The Bank's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of completion. If the estimate of the completed cost proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property having a value which is insufficient to assure full repayment of the loan. At December 31, 1998, the Bank had no construction loans outstanding which were non-performing and $379,000 of construction loans classified as real estate owned.

   Consumer Loans.   As of December 31, 1998, total consumer loans were $68.3
million, or 8.5%, of the Bank's total loan portfolio. Consumer loans originated by the Bank include home equity loans, educational loans, automobile loans, land contracts, personal loans (secured and unsecured), marine and recreational vehicle loans, mobile home loans, and loans secured by savings accounts.

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

   The Bank's Manager of Consumer Lending is authorized to approve unsecured and secured consumer loans of up to $50,000 and $60,000, respectively. Other consumer lending staff and branch managers are authorized to approve secured consumer loans of up to $35,000, depending on individual lending authorities. The Director of Lending Operations or the Residential Lending Manager is authorized to approve residential mortgage loans of up to $240,000. Loans between $240,000 and $500,000 require the approval of the Bank's President, Executive Vice President or Chief Lending Officer. Loans in excess of $500,000 or multiple loans to the same borrower in an aggregate amount exceeding $500,000 must be approved by the Bank's Executive Loan Committee.

   Loan Originations, Purchases and Sales. The Bank retains in its portfolio substantially all adjustable-rate loans. All residential loans are originated on documentation permitting their sale in the secondary market. The Bank previously originated such loans with a forward commitment for their sale and held these loans in portfolio at the lower of cost or market, as valued on an aggregate basis, until their sale. During 1998, the Bank continued to sell long-term, fixed-rate mortgage loan originations. Additionally, because of the lower fixed rates available, the Bank continued to experience conversions of existing adjustable-rate mortgages to fixed-rate product. As the conversion from an adjustable to a long-term, fixed-rate product (over 15 years) occurred, the Bank sold the loans on the secondary market. This resulted in a reduction in the loan portfolio with an increase in fixed-rate sales. The Bank retained servicing rights on these residential loans sold.

   Effective January 1, 1997, the Bank adopted the provisions of SFAS No. 125, which proscribes the accounting for transfers and servicing of financial assets and extinguishments of liabilities. The Bank has engaged, from time to time, in the sale of participation interests in residential, commercial and multi-family real estate loans in the secondary mortgage market. Such participation interests are sold in an effort to reduce the Bank's amount loaned to one borrower. The Bank's decision on whether to sell loans or participation interests, and on which loans to sell, are generally based upon the size of the project and amount loaned for a commercial or multi-family real estate loan, the Bank's need for funds, and market opportunities that permit loan sales on terms favorable to the Bank. The Bank also sells loans or loan participations in private sales to savings institutions. In recent years such sales have been without recourse. The Bank generally retains the servicing on the loans sold, for which it receives a servicing fee of .25%. Since December 31, 1996, the Bank has sold one participation interest of $1.0 million.

   Effective January 1, 1996, the Bank adopted the provisions of SFAS No. 122, as superseded by SFAS No. 125. This statement, as superseded, requires the Bank to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Prior to adoption of SFAS No. 122, the Bank had no assets capitalized for originated or purchased servicing rights. The fair value of capitalized originated mortgage servicing rights is determined based on the estimated discounted net cash flows to be received. In applying this valuation method, the Bank uses assumptions market participants would use in estimating future net servicing income, which may include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Originated mortgage servicing rights are amortized in proportion to and over the period of estimated net loan servicing income. These capitalized mortgage servicing rights are periodically reviewed for impairment based on the fair value of those rights.

   The ongoing impact of SFAS No. 125 will depend upon demand in the Bank's lending market for fixed-rate residential mortgage loans salable in the secondary mortgage market. The balance of loans serviced for others at December 31, 1998 with capitalized originated mortgage servicing rights approximated $174.9 million. The Bank capitalized $984,000 of originated mortgage servicing rights during 1998, of which $93,800 has been amortized. Capitalized originated
mortgage servicing rights at December 31, 1998 approximated $1,047,000.   No
valuation allowances for capitalized originated mortgage servicing rights were considered necessary as of December 31, 1998.

   In addition to originating loans, the Bank also purchases loans and mortgage-backed securities in the secondary market. The Bank's purchases in the secondary market are made on the same criteria and must satisfy the same underwriting procedures as loans directly originated by the Bank. The Bank's secondary market purchases are dependent upon the demand for mortgage credit in the Bank's market area and the inflow of funds from traditional sources. During 1998, the Bank, to supplement and complement its own mortgage loan production, purchased from unaffiliated financial institutions $71.2 million of loans consisting principally of one-to four-family residential, fixed- and adjustable-rate, medium-term mortgages. These loans are purchased without recourse with servicing retained by the seller.

   The following table sets forth information concerning the loan origination, purchase, sale and repayment activity of the Bank's portfolio of loans and mortgage-backed securities:

                                                        Year Ended December 31,
                                                 --------------------------------------
                                                      1998          1997        1996
                                                 --------------   ---------   ---------
Originations:                                                (In Thousands)
 Fixed-rate loans:
  First mortgage loans:
   One-to four-family residential.............        $153,991    $ 38,595    $ 36,990
   Income-producing property..................           1,491         729         758
   FHA-insured and VA-partially
      guaranteed..............................              --         329         217
   Construction and development:
     One-to four-family residential...........          45,884       9,728       8,456
     Income-producing property................           1,368          --          --
  Second mortgage loans.......................             331          --          --
  Commercial business loans...................           2,810         847         634
  Other loans.................................          36,189      23,664      18,706
                                                      --------    --------    --------
    Total fixed-rate loans....................         242,064      73,892      65,761
                                                      --------    --------    --------

 Adjustable-rate loans:
  First mortgage loans:
   One-to four-family residential.............          30,939      50,859      68,063
   Income-producing property..................             568         424         610
   Construction and development:
     One-to four-family residential...........          15,466      45,628      50,889
     Income-producing property................           9,464      10,734      18,630
  Second mortgage loans.......................             100         100          --
  Commercial business loans...................           6,584       3,102       3,049
  Other loans.................................          22,065      21,307      19,600
                                                      --------    --------    --------
    Total adjustable-rate loans...............          85,186     132,154     160,841
                                                      --------    --------    --------
    Total loans originated....................         327,250     206,046     226,602
                                                      --------    --------    --------

Purchases:
 Loans:
  Fixed-rate..................................          34,913       9,559       2,905
  Adjustable-rate.............................          36,241      18,288      28,829
 Mortgage-backed securities:
   Fixed-rate.................................             511          --          --
                                                      --------    --------    --------
    Total purchased...........................          71,665      27,847      31,734
                                                      --------    --------    --------

Sales:
 Fixed-rate:
  Mortgage loans..............................         131,259      46,194      31,246
  Student loans...............................             512         634         739
                                                      --------    --------    --------
    Total sales...............................         131,771      46,828      31,985
                                                      --------    --------    --------

Principal repayments:
  Loans.......................................         235,774     153,259     115,079
  Mortgage-backed securities..................           5,956       5,571       7,935
                                                      --------    --------    --------
    Total principal repayments................         241,730     158,830     123,014
                                                      --------    --------    --------

Transfers to real estate owned................          (1,187)       (672)       (342)
Increase (decrease) due to other items, net...           1,787       3,906      (3,499)
                                                      --------    --------    --------
Net increases.................................        $ 26,014    $ 31,469    $ 99,496
                                                      ========    ========    ========

          Loan Servicing and Loan Fees. As of December 31, 1998, Community First was servicing approximately $241.7 million of loans for others. The Bank generally receives a servicing fee ranging from .25% to .50% for these loans, with average servicing fees of approximately .26%. In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank.

          To the extent loans are originated or acquired for the portfolio, the Bank limits immediate recognition of loan origination or acquisition fees as revenues and recognizes such income, net of certain loan origination or acquisition costs, over the estimated lives of such loans as an adjustment to yield.

          Loan Commitments. Applicants for adjustable-rate one-to four-family residential loans may lock in an interest rate for 50 days at any time prior to five days before closing. The period between the application and the Bank's issuance of a commitment may be up to 15 days. The period of time between issuance of a commitment to a borrower by the Bank through closing of a loan generally ranges from 30 to 45 days. When selling loans to the secondary market, the Bank protects itself from rising interest rates by obtaining mandatory commitments at the time a loan rate is locked. Funding generally occurs at or shortly after the time the loan is closed. The Bank does not use financial futures or options to protect against rising interest rates. Historically, less than 5% of the Bank's commitments expire before being funded. At December 31, 1998, the Bank's outstanding mortgage commitments totaled approximately $84.1 million.

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

          Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. At the time title is received and in certain cases prior to title transfer, the Bank will transfer the former loan to real estate owned. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair market value less estimated costs to sell. Any subsequent write-down of the property is charged against the appropriate allowance account.

          As of December 31, 1998, there were no loans which are not included in the tables below or described thereafter where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in classification of such loans in the future. As of December 31, 1998, there were no concentrations of loans in any type of industry which exceeded 10% of the Bank's total loans that are not included as a loan category in the table below.

          Real estate loans originated by the Bank and delinquent loans are generally collateralized by real estate in the Bank's primary market area.

          The following table sets forth information concerning the Bank's delinquent loans at December 31, 1998. Total remaining principal balances of the related loans are shown rather than the actual payment amounts which are overdue:


                                         30-59 Days           60-89 Days      90 Days or Greater
                                    --------------------   ----------------   -------------------
                                    Number     Amount      Number   Amount     Number     Amount
                                    ------   -----------   ------   -------   --------   --------
                                                       (Dollars in Thousands)

One-to four-family residential...      101       $6,632        18   $1,014           9      $256
Income-producing property........        1          263        --       --          --        --
FHA-insured and VA-partially
  guaranteed.....................        2           82         1       68           2       132
Construction and development:
 Income-producing property.......        2          199        --       --          --        --
Commercial.......................        1           35        --       --          --        --
Other............................       88        1,198        39      465          18       223
                                    ------   ----------    ------   ------    --------   -------
  Total..........................      195       $8,409        58   $1,547          29      $611
                                    ======   ==========    ======   ======    ========   =======

   Percentage of total assets....                   .96%               .18%                  .07%
                                             ==========             ======               =======


          The following table sets forth information concerning the amounts of the Bank's non-accruing loans and real estate owned by category.

                                                         At December 31,
                                          ----------------------------------------------
                                           1998      1997      1996      1995     1994
                                          -------   -------   -------   ------   -------
                                                      (Dollars in Thousands)
Non-accruing loans:
 One-to four-family residential
   mortgages...........................   $  256    $  697    $  892    $  68    $  108
 Income-producing property.............       --        --       359       --        --
 FHA-insured and VA-partially
   guaranteed..........................      132       109       183      253       192
 Construction and development..........       --        --        --       --        --
 Commercial............................       --        --       195       --        --
 Other.................................      223        93       158       28        93
                                          ------    ------    ------    -----    ------
   Total...............................   $  611    $  899    $1,787    $ 349    $  393
                                          ======    ======    ======    =====    ======

   Percentage of total assets..........      .07%     0.10%     0.21%    0.05%     0.05%
                                          ======    ======    ======    =====    ======

Real estate owned:.....................
 One-to four-family residential
   mortgages...........................   $  686    $   11    $  205    $ 238    $  139
 Income-producing property.............       --        --        --       --     1,700
 Construction and development..........      379       141         7        7       981
                                          ------    ------    ------    -----    ------
   Total...............................   $1,065    $  152    $  212    $ 245    $2,820
                                          ======    ======    ======    =====    ======

   Percentage of total assets..........      .12%     0.02%     0.03%    0.03%     0.39%
                                          ======    ======    ======    =====    ======

   Total non-accruing loans and real
     estate owned......................   $1,676    $1,051    $1,999    $ 594    $3,213
                                          ======    ======    ======    =====    ======

Percentage of total assets.............      .19%     0.12%     0.24%    0.08%     0.44%
                                          ======    ======    ======    =====    ======


          Loans on which the accrual of interest was discontinued or reduced amounted to $611,000 at December 31, 1998. For the year ended December 31, 1998, $25,000 of additional interest income would have been recorded if these non-accruing loans were current in accordance with their original terms. Approximately $27,000 of interest income relating to these loans was collected and included in interest income for the year ended December 31, 1998.

          Certain other income-producing property and commercial loans in the Bank's loan portfolio are being closely monitored but are not included in non-performing loans above. These loans cause management some concern as to the ability of such borrowers to comply with the present loan repayment terms and which may result in their being classified as non-accruing at some point in the future. These other loans include a $153,000 loan secured by an apartment building, and two commercial loans totaling $550,000 secured by business assets, an equity guarantee in the owner's home and a separate personal guarantee.
These loans were less than 30 days past due as of December 31, 1998.

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

          The Bank had no impaired loans as defined by SFAS No. 114 at December 31, 1998 and 1997, respectively, and in 1996 had one income-producing property loan and three commercial business loans. These loans are included in nonaccrual loans at December 31, 1996. The Corporation's nonaccrual loans include residential mortgage and consumer installment loans, for which SFAS No. 114 does not apply. The Corporation's respective average investment in impaired loans was $265,000 and $112,000 during 1998 and 1997, respectively. Interest income recognized on impaired loans during 1998 and 1997, totaled $25,000 and $1,000, respectively. Impaired loans had no specific allocations of the allowance for loan losses.

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

          An asset is classified Substandard if it is determined to involve a distinct possibility the Bank could sustain some loss if deficiencies associated with the loan, such as inadequate documentation, were not corrected. An asset is classified as Doubtful if full collection is highly questionable or improbable. An asset is classified as Loss if it is considered uncollectible, even if a partial recovery could be expected in the future. At December 31, 1998, the Bank classified $1.7 million of non-accruing loans and real estate owned as Substandard. The Bank had no assets classified as Doubtful and no assets classified as Loss as of December 31, 1998.

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

      The following table provides a summary of the allowance for losses on loans and real estate:

                                                Allowance for Losses on
                                              ---------------------------
                                                         Real
                                               Loans    Estate     Total
                                              -------   -------   -------
                                                    (In Thousands)
Balance, December 31, 1993.................   $3,847     $ 167    $4,014
Provision for losses.......................      240       565       805
Charges against the allowance:
 One-to four-family residential............      (21)     (122)     (143)
 FHA-insured and VA partially guaranteed...      (62)       --       (62)
 Income-producing property.................      (23)     (590)     (613)
 Consumer..................................      (47)       --       (47)
Recoveries:
 One-to four-family residential............       80        55       135
 FHA-insured and VA partially guaranteed...       36        --        36
 Income-producing property.................       --         1         1
 Consumer..................................       74        --        74
                                              ------     -----    ------

Balance, December 31, 1994.................   $4,124     $  76    $4,200
Provision for losses.......................      240       120       360
Charges against the allowance:
 One-to four-family residential............      (10)      (26)      (36)
 FHA-insured and VA partially guaranteed...       --        (2)       (2)
 Income-producing property.................       --        (7)       (7)
 Consumer..................................      (45)       --       (45)
Recoveries:
 One-to four-family residential............       11        11        22
 FHA-insured and VA partially guaranteed...       --         1         1
 Income-producing property.................       --        51        51
 Consumer..................................       43        --        43
                                              ------     -----    ------

Balance, December 31, 1995.................   $4,363     $ 224    $4,587
Provision for losses.......................      240        60       300
Charges against the allowance:
 One-to four-family residential............       (9)      (77)      (86)
 FHA-insured and VA partially guaranteed...      (10)     (110)     (120)
 Consumer..................................      (57)       --       (57)
Recoveries:
 One-to four-family residential............        2         4         6
 FHA-insured and VA partially guaranteed...        7       102       109
 Income-producing property.................       --         9         9
 Consumer..................................       28        --        28
                                              ------     -----    ------

                                                Allowance for Losses on
                                               -------------------------
                                                        Real
                                               Loans    Estate     Total
                                               -----    ------     -----
                                                     (In Thousands)

Balance, December 31, 1996.................   $4,564     $ 212    $4,776
Provision for loan losses..................      360        45       405
Charges against the allowance:
 One-to four-family residential............       (3)     (225)     (228)
 FHA-insured and VA partially guaranteed...       --        (7)       (7)
 Land......................................       --        (7)       (7)
 Income-producing property.................     (134)       (8)     (142)
 Consumer..................................     (110)       --      (110)
Recoveries:
 One-to four-family residential............        4       130       134
 FHA-insured and VA partially guaranteed...        1         3         4
 Land......................................       --         5         5
 Income-producing property.................       18         5        23
 Consumer..................................       30        --        30
                                              ------     -----    ------

Balance, December 31, 1997.................   $4,730     $ 153    $4,883
Provision for losses.......................      390        --       390
Charges against the allowance:
 One-to four-family residential............       (2)      (68)      (70)
 FHA-insured and VA partially guaranteed...      (10)       --       (10)
 Income-producing property.................       --        --        --
 Consumer..................................     (155)       --      (155)
Recoveries:
 One-to four-family residential............       --        --        --
 FHA-insured and VA partially guaranteed...       --        --        --
 Income-producing property.................        3        --         3
 Consumer..................................       48        --        48
                                              ------     -----    ------
Balance, December 31, 1998.................   $5,004     $  85    $5,089
                                              ======     =====    ======

          The ratio of net loan charge-offs (recoveries) to average loans outstanding during the respective periods were (.01)% for 1994, .00% for 1995,
 .01% for 1996, .03% for 1997 and .02% for 1998.

       The following table represents the allocation of the allowance for loan losses at the dates indicated:


                                                                      At December 31,
                                -------------------------------------------------------------------------------------------
                                                    1998                                           1997
                                ---------------------------------------------  ---------------------------------------------
                                           Percent                 Allowance               Percent                 Allowance
                                           of Total   Allocation      as %                 of Total   Allocation      as %
                                Balance      Loan         of        of Loan     Balance      Loan         of        of Loan
                                of Loans   Balance    Allowance     Balance     of Loans   Balance    Allowance     Balance
                                --------   --------   ----------   ----------   --------   --------   ----------   ----------
                                                                   (Dollars in Thousands)
First mortgage loans:
 One-to four-family
  residential (including
  construction and
   development loans and
  loans sold with
   recourse)(1)..............   $648,042     80.47%       $1,691         .26%   $621,506     80.08%       $1,775         .29%
 FHA-insured and VA-partially
  guaranteed.................     10,876      1.35           253        2.33       7,214       .93            49         .68
 Income-producing property
  (including
  construction and
   development loans)........     69,283      8.60           916        1.32      77,229      9.95         1,468        1.90
                                --------    ------        ------        ----    --------    ------        ------       -----
  Total first mortgage loans.    728,201     90.42         2,860         .39     705,949     90.96         3,292         .47
Second mortgage loans........        642       .08            13        2.02         549       .07             6        1.09
Commercial business loans....      8,218      1.02           658        8.01       5,087       .66           138        2.71
Other loans..................     68,323      8.48         1,473        2.16      64,483      8.31         1,294        2.01
                                --------    ------        ------        ----    --------    ------        ------       -----
  Total......................   $805,384    100.00%       $5,004         .62%   $776,068    100.00%       $4,730         .61%
                                ========    ======        ======        ====    ========    ======        ======       =====


                                                 At December 31,
                                  --------------------------------------------
                                                      1996
                                  --------------------------------------------
                                             Percent                 Allowance
                                             of Total   Allocation     as %
                                  Balance      Loan         of       of Loan
                                  of Loans   Balance    Allowance    Balance
                                  --------   --------   ----------   ---------
                                             (Dollars in Thousands)
First mortgage loans:
 One-to four-family
  residential (including
  construction and
   development loans and
  loans sold with
   recourse)(1)..............     $593,163     79.80%       $1,252       .21%
 FHA-insured and VA-partially
  guaranteed.................        6,404       .86            47       .73
 Income-producing property
  (including
  construction and
   development loans)........       84,012     11.30         2,100      2.50
                                  --------   -------    ----------   -------
  Total first mortgage loans.      683,579     91.96         3,399       .50
Second mortgage loans........          510       .07             5       .98
Commercial business loans....        4,644       .62           325      7.00
Other loans..................       54,578      7.35           835      1.53
                                  --------   -------    ----------   -------
  Total......................     $743,311    100.00%       $4,564       .61%
                                  ========   =======    ==========   =======


                                                                        At December 31,
                                --------------------------------------------------------------------------------------------
                                                  1995                                            1994
                                --------------------------------------------   ---------------------------------------------
                                            Percent                Allowance                Percent                Allowance
                                           of Total   Allocation    as %                   of Total   Allocation     as %
                                Balance      Loan        of        of Loan      Balance      Loan        of        of Loan
                                of Loans   Balance    Allowance    Balance      of Loans   Balance    Allowance    Balance
                                --------   -------    ----------   ---------    --------   -------    ----------   ---------
                                                                   (Dollars in Thousands)
First mortgage loans:
 One-to four-family
  residential (including
  construction and
   development loans and
  loans sold with
   recourse)(1)..............   $502,374     79.39%       $1,401         .28%   $424,079     79.32%       $1,296         .31%
 FHA-insured and VA-partially
  guaranteed.................      7,458      1.18           319        4.28       3,629       .68           421       11.60
 Income-producing property
  (including
  construction and
   development loans)........     75,012     11.85         1,875        2.50      66,855     12.50         1,775        2.65
                                --------    ------        ------        ----    --------    ------        ------       -----
  Total first mortgage loans.    584,844     92.42         3,595         .61     494,563     92.50         3,492         .71
Second mortgage loans........        571       .09             4         .70         661       .12             5         .76
Commercial business loans....      3,195       .51            96        3.00         706       .13            21        2.97
Other loans..................     44,171      6.98           668        1.51      38,759      7.25           606        1.56
                                --------    ------        ------        ----    --------    ------        ------       -----
  Total......................   $632,781    100.00%       $4,363         .69%   $534,689    100.00%       $4,124         .77%
                                ========    ======        ======        ====    ========    ======        ======       =====
--------------------------

(1) Loans sold with recourse totaled $0.7 million, $1.0 million, $1.4 million, $1.8 million and $2.2 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

Investment Activities

     As a state chartered thrift, Community First is not subject to any regulatory liquidity requirements. It has generally been Community First's policy to maintain a liquidity portfolio in excess of Federal regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, its expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At December 31, 1998, Community First had an investment portfolio of $22.0 million consisting of federal agency obligations.

     In July 1989, the Bank retained SS&H Financial Advisors, of Bingham Farms, Michigan, to act as its investment advisor and to execute all related transactions. In June 1988, the Bank's Board of Directors adopted an investment policy which is annually reviewed by the Board. Pursuant to this policy, which is binding upon the investment advisor, two of the four members of the Bank's Investment Committee must approve all investment transactions in excess of $2 million. The policy also outlines the approved investment securities in which the Bank may invest, within each investment category.

     As part of the Bank's asset/liability management program, the Bank had previously entered into a series of interest rate exchange agreements in order to lengthen the maturity of its liabilities by, in effect, converting variable-rate liabilities to fixed-rate liabilities. In November 1994, the Bank terminated, at a loss of $229,000, its one remaining interest rate exchange agreement with an aggregate notional amount of $15.0 million and a maturity date of December 23, 1996. The deferred loss from the termination of the interest rate exchange agreement was $0 at December 31, 1996. Amortization of the loss as interest expense totaled $107,000 in 1996.

     During the years ended December 31, 1998, 1997 and 1996, the cost of the Bank's interest rate exchange agreements was $0, $0 and $107,000, respectively, and is included as interest expense on deposits.

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

     At December 31, 1997, investment and mortgage-backed securities available for sale included unrealized net gains of $474,000 reported net of $161,000 of federal income tax expense. Throughout 1998, market interest rates generally fell which favorably impacted the market value of the principally fixed-rate investment and mortgage-backed securities available for sale. At December 31, 1998, the Bank reported $38.0 million in investment and mortgage-backed securities available for sale at fair value, with unrealized net gains of $408,000 reported net of $139,000 of federal income tax expense as a separate component of stockholders' equity. The Bank had no investment or mortgage-backed securities classified as held-to-maturity or trading securities as of December 31, 1998.

     The table below sets forth certain information regarding the amortized cost, weighted average rates and maturities of the Bank's investment securities available for sale at the date indicated. At December 31, 1998, the Bank did not have any investment securities available for sale with maturities greater than five years.

                                                           At December 31, 1998
                                ---------------------------------------------------------------------
                                  One Year or Less        One to Five Years       Five to Ten Years
                                ---------------------   ---------------------   ---------------------
                                            Weighted                Weighted                Weighted
                                Amortized    Average    Amortized    Average    Amortized    Average
                                  Cost        Rate        Cost        Rate        Cost        Rate
                                ---------   ---------   ---------   ---------   ---------   ---------
                                                              (Dollars in Thousands)

Federal agency obligations...   $   9,856       4.74%     $12,000       5.78%   $      --       -- %
                                ---------               ---------               ---------
                                $   9,856       4.74      $12,000       5.78    $      --       --
                                =========               =========               =========


                                                           At December 31, 1998
                                       ---------------------------------------------------------------------------
                                           More than Ten Years                Total Investment Securities
                                       --------------------------    ---------------------------------------------
                                                         Weighted     Average                             Weighted
                                        Amortized        Average       Life       Amortized     Market     Average
                                           Cost            Rate      in Years        Cost        Value       Rate
                                        ---------        --------    ---------    ---------     -------   --------
                                                                  (Dollars in Thousands)
Federal agency obligations...           $      --              --%      1.01       $ 21,856      $ 22,019    5.31%
                                        ---------        --------                 ---------      --------
                                        $      --              --       1.01       $ 21,856      $ 22,019    5.31
                                        =========        ========                 =========      ========


            At December 31, 1998, the Bank did not have any investment securities held to maturity.

          During 1996, the Bank purchased $20.1 million of available-for-sale investment securities. These securities had a weighted average yield of 6.19%. The available-for-sale investment securities purchased consisted of federal agency obligations and U.S. Treasury securities with maturities of 11 to 61 months. Investment securities available for sale in the amount of $23.1 million were sold during 1996, resulting in gross gains of $43,000 and gross losses of $107,000. During 1997, the Bank purchased $24.0 million of available-for-sale investment securities. These securities had a weighted average yield of 5.99%. The available-for-sale investment securities purchased consisted of U.S. Treasury securities with maturities of 12 to 16 months. Investment securities available for sale in the amount of $20.0 million were sold during 1997,
resulting in gross gains of $20,000 and gross losses of $51,000.   During 1998,
the Bank purchased $19.8 million of available-for-sale investment securities. These securities had a weighted average yield of 5.20%. The available-for-sale investment securities purchased consisted of federal agency securities with
maturities of six to 23 months.   There were no sales of investment securities
available for sale during 1998.

          At December 31, 1998, 1997 and 1996, the Bank held an investment in shares of Federal Home Loan Bank Stock, with an amortized cost of $11,451,000, $11,423,000 and $10,632,000 at those dates, respectively.

          The following table sets forth certain information about the Bank's available-for-sale investment securities and related fair values.

                                                                At December 31,
                                       ------------------------------------------------------------------
                                               1998                   1997                   1996
                                       ------------------     ------------------     -------------------
                                       Amortized     Fair     Amortized     Fair     Amortized     Fair
                                          Cost       Value       Cost       Value       Cost       Value
                                       ----------   -------   ----------   -------   ----------   -------
                                                             (Dollars In Thousands)
United States government
  and agency obligations:
  Maturing within one year..........     $    --    $    --     $24,000    $24,053     $20,097    $20,071

Federal agency obligations:
  Maturing within one year..........       9,856      9,849          --         --          --         --
  Maturing from one to five years...      12,000     12,170       2,000      2,027       7,000      7,015

Corporate bonds:
  Maturing within one year..........          --         --          --         --       4,000      4,007
                                         -------    -------   ---------    -------   ---------    -------

                                         $21,856    $22,019     $26,000    $26,080     $31,097    $31,093
                                         =======    =======   =========    =======   =========    =======

Weighted average interest rate......        5.31%                  6.02%                  5.89%
                                          =======              =========              =========

Deposit Activity and Other Sources of Funds

          General. Retail customer deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Community First derives funds from loan and mortgage-backed securities principal repayments, the sale of loans or participation interests therein and FHLB borrowings and securities sold under agreement to repurchase. Loan repayments are a relatively stable source of funds while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.
FHLB advances were obtained, as needed in 1996, to meet the Bank's operating needs which included the funding of three-year adjustable-rate mortgage loan originations. Recognizing there is additional interest rate risk associated with funding medium-term assets with shorter-term liabilities in a rising or volatile interest rate environment, the Bank emphasized increasing its deposit base by attracting new customers through various promotional activities. In 1997, loan growth was funded by maturities of investment and mortgage-backed securities, deposit growth (primarily in checking and savings accounts) and long-term, fixed-rate FHLB advances.

          In 1998, loan growth occurred primarily in fixed-rate loan products. This growth was funded primarily through an increase in checking and savings accounts. In addition, maturing FHLB advances were replaced with longer term advances to moderate the impact of growth on interest rate risk.

          Deposits. Deposits are attracted primarily from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking accounts, money market accounts, savings accounts, certificates of deposit, retirement savings plans and pension investment accounts. Deposit account terms vary according to the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The Bank attempts to control its cost of funds by emphasizing checking, savings and money market accounts. At December 31, 1998, such accounts totaled $266.0 million, or 45.3%, of the Bank's total deposits.

          While the deregulation of interest rates has allowed the Bank to be more competitive in obtaining funds and given it more flexibility to meet the threat of deposit outflows, it has also resulted in a higher and more volatile cost of funds. Since 1993 and early 1994, upon maturity of their certificates of deposit, many customers have chosen to reinvest the proceeds into savings and money market accounts possessing shorter terms and enhanced liquidity. As market interest rates declined during 1998 many customers continued this trend. Non-bank competition similarly affected the level of certificates of deposit maintained in the Bank and, generally consistent with an industry-wide trend, the Bank experienced declines in certificates of deposit. Total deposits grew 4.3% from $562.4 million at December 31, 1997, to $586.7 million at December 31, 1998. The $24.3 million increase resulted principally and from transaction account and savings account growth of $21.1 million and $6.8 million, respectively partially offset by certificate of deposit decline of $3.6 million. During 1995, the Bank introduced Really Free Checking and five other highly competitive checking account programs. To support these checking account programs, the Bank has conducted comprehensive marketing campaigns during 1996, 1997 and 1998. The continued promotion of Really Free Checking in 1996, 1997 and 1998 has resulted in an expansion of the Bank's deposit base through attracting new customers and cross-selling other Bank products to existing customers. With a certificate of deposit campaign, coinciding with the checking campaign, the Bank promoted the competitive rates offered on fourteen-month certificates, also attracting new customers. The Bank continued to promote during 1998 a high yield money market savings product, which was originally introduced during late 1996. Although the majority of the growth in the money market savings products was obtained from external sources, many accounts were also opened by existing customers with transfers of funds from their checking, savings and money market checking accounts.

          Bank management meets weekly to evaluate the internal cost of funds, review a survey of rates offered by major competitors in the market, review the Bank's cash flow requirements for lending and liquidity and execute rate changes when deemed appropriate. At the present time, the Bank's primary strategy for attracting and retaining deposits is to emphasize competitive rates which are generally comparable to those offered by other market leaders. This pricing strategy is complemented by the introduction of new deposit products designed to differentiate the Bank from its competition, such as the offering of "Really Free Checking." The Bank does not actively solicit brokered deposits, but does accept brokered deposits at rates appropriate for institutional investors, which are less than the amount paid for retail deposits. At December 31, 1998, the Bank had no brokered deposits.

          The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                            At December 31,
                                ----------------------------------------------------------------------
                                             1998                                   1997
                                ----------------------------------  ----------------------------------
                                           Percent of    Increase               Percent of    Increase
                                 Amount    Portfolio    (Decrease)    Amount    Portfolio    (Decrease)
                                --------   ----------   ----------   --------   ----------   ----------
                                                                           (Dollars in Thousands)

Regular savings..............   $ 66,463       11.33%    $  3,394    $ 63,069       11.21%    $ (2,145)
Money market savings.........     25,369        4.37        3,425      21,944        3.90        5,808
Consumer checking............    113,385       19.33       20,045      93,340       16.60        6,617
Commercial checking..........     10,631        1.81        1,015       9,616        1.71          292
Money market checking........     50,122        8.54           23      50,099        8.91       (1,864)
                                --------       -----     --------    --------      ------     --------
                                 265,970       45.33       27,902     238,068       42.33        8,708

Certificates of deposit:
  0.00 - 4.99%...............     53,366        9.10       32,608      20,758        3.69      (17,065)
  5.00 - 5.99%...............    209,056       35.63       44,651     164,405       29.23        6,652
  6.00 - 6.99%...............     57,072        9.73      (80,153)    137,225       24.40       11,128
  7.00 - 7.99%...............        638        0.11         (111)        749         .13         (404)
  8.00 - 8.99%...............        178        0.03         (478)        656         .12         (170)
  9.00 - 9.99%...............        427        0.07         (124)        551         .10          (11)
                                --------       -----     --------    --------      ------     --------
                                 320,737       54.67       (3,607)    324,344       57.67          130
                                --------       -----     --------    --------      ------     --------

Totals.......................   $586,707      100.00%    $ 24,295    $562,412      100.00%    $  8,838
                                ========      =======    ========    ========      ======     ========



                                        At December 31,
                                 -----------------------------------
                                              1996
                                 -----------------------------------
                                             Percent of    Increase
                                   Amount    Portfolio    (Decrease)
                                  --------   ----------   ----------
                                       (Dollars in Thousands)
Regular savings..............     $ 65,214       11.78%    $ (2,376)
Money market savings.........       16,136        2.91       16,136
Consumer checking............       86,723       15.67        7,092
Commercial checking..........        9,324        1.68        1,666
Money market checking........       51,963        9.39       (2,561)
                                  --------      ------     --------
                                   229,360       41.43       19,957

Certificates of deposit:
  0.00 - 4.99%...............       37,823        6.83       13,333
  5.00 - 5.99%...............      157,753       28.50        9,970
  6.00 - 6.99%...............      126,097       22.78       (2,469)
  7.00 - 7.99%...............        1,153         .21      (14,849)
  8.00 - 8.99%...............          826         .15         (197)
  9.00 - 9.99%...............          562         .10           13
                                  --------      ------     --------
                                   324,214       58.57        5,801
                                  --------      ------     --------

Totals.......................     $553,574      100.00%    $ 25,758
                                  ========      ======     ========

     The following table sets forth certain information regarding the Bank's deposit flows for the periods indicated:

                                                 Year Ended December 31,
                                        ------------------------------------------
                                            1998           1997           1996
                                        ------------   ------------   ------------
                                                  (Dollars In Thousands)

Beginning balance....................   $   562,412    $   553,574    $   527,816
Deposits, net of interest credited...     1,899,964      2,068,592      1,889,523
Withdrawals..........................    (1,897,671)    (2,078,598)    (1,879,791)
Interest credited....................        22,002         18,844         16,026
                                        -----------    -----------    -----------

Ending balance.......................   $   586,707    $   562,412    $   553,574
                                        ===========    ===========    ===========

Net increase.........................   $    24,295    $     8,838    $    25,758
                                        ===========    ===========    ===========

Percentage increase..................          4.32%          1.60%          4.88%
                                        ===========    ===========    ===========

     The following table sets forth the average balances (based on daily balances) and interest rates for demand deposits and time deposits for the periods indicated.


                                                          Year Ended December 31,
                       ---------------------------------------------------------------------------------------------
                                 1998                             1997                             1996
                       -----------------------------   -----------------------------   -----------------------------
                         Savings,                        Savings,                        Savings,
                       Checking and    Certificates    Checking and    Certificates    Checking and    Certificates
                       Money Market         of         Money Market         of         Money Market         of
                         Accounts         Deposit        Accounts         Deposit        Accounts         Deposit
                       -------------   -------------   -------------   -------------   -------------   -------------
                                                          (Dollars in Thousands)

Average balance.....       $254,009        $325,400        $235,475        $322,998        $217,316        $319,491
                           ========        ========    ============    ============    ============    ============

Average rate paid...           2.38%           5.75%           2.52%           5.74%           2.50%           5.76%
                           ========        ========    ============    ============    ============    ============


  The following table indicates the amount, at December 31, 1998, of the Bank's certificates of deposit of $100,000 or more by the time period remaining until maturity.


                                                        Certificates
            Maturity Period                              of Deposit
            ---------------                            --------------
                                                       (In Thousands)

            Three months or less....................         $ 6,863
            Over three months through six months....           9,545
            Over six months through twelve months...          12,304
            Over twelve months......................           9,160
                                                             -------
                                                             $37,872
                                                             =======

          The following table presents, by various interest rate categories, the amounts of certificate of deposit accounts at December 31, 1998, maturing during the periods reflected below:

                                      0.00-       5.00-      6.00-     7.00-     9.00-               Percent
                                      4.99%       5.99%      6.99%     8.99%    10.99%   Total      of Total
                                   -------    --------    -------    ------    ------    --------   --------
                                             (Dollars in Thousands)
Certificate accounts maturing
 in the period ending:
June 30, 1999...................   $30,083    $ 70,483    $28,666    $  187    $  424    $129,843      40.48%
December 31, 1999...............    16,076      77,700      9,306        48        --     103,130      32.15
June 30, 2000...................     4,509      27,563      7,165       384        --      39,621      12.35
December 31, 2000...............     1,211       6,885      2,833        --        --      10,929       3.41
December 31, 2001...............     1,402      11,915      1,417        18         3      14,755       4.60
December 31, 2002...............         9       3,645      4,889        10        --       8,553       2.67
Thereafter......................        76      10,865      2,796       169        --      13,906       4.34
                                   -------    --------    -------    ------    ------    --------     ------
                                   $53,366    $209,056    $57,072    $  816    $  427    $320,737     100.00%
                                   =======    ========    =======    ======    ======    ========     ======

          At December 31, 1998, accounts having balances of $100,000 or more totaled $77.7 million representing 13.2% of total deposits.

          Individual Retirement Accounts and Keogh/Corporate Qualified Plan Funds. The Bank seeks to attract Individual Retirement Accounts ("IRAs"). In addition to the establishment of an IRA department, the Bank has a Retirement Accounts Product Manager with previous experience in insurance, pension plan design and personal sales. The Bank has maintained its commitment to retirement accounts by developing a professional IRA staff and an extensive record-keeping system to supply necessary customer information as required under current IRA provisions. As of December 31, 1998, the Bank administered 3,726 IRAs and six Tax Qualified Retirement Plans totaling $47.5 million, or 8.1%, of all deposits.

          Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank does, however, rely upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's residential mortgage loans. Since mid-1993, borrowings from the FHLB have been an integral component of the Bank's funding strategy. Borrowings replaced maturing certificates of deposit and other deposit withdrawals, funded asset growth, and were used to manage interest rate risk. FHLB advances declined from $212.7 million at December 31, 1997 to $211.8 million at year-end 1998. Of the outstanding FHLB advances at December 31, 1998, $209.3 million carried a weighted average fixed-rate of 5.76%. Adjustable-rate advances at December 31, 1998 totaled $2.5 million, all of which reprice based upon the FHLB overnight Basic Agency Discount Note rate plus 30 basis points.

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

          In 1998, the Bank introduced a commercial sweep account to provide earnings on excess funds to commercial customers. The sweep accounts are collateralized by securities sold under agreement to repurchase and are not FDIC insured. Total securities sold under agreement to repurchase at December 31, 1998 was $1.8 million with a weighted average rate of 3.89%.

          The following tables set forth certain information regarding borrowings at the dates and during the periods indicated.

                                                              At December 31,
                                                     ---------------------------------
                                                       1998        1997        1996
                                                     ---------   ---------   ---------
                                                          (Dollars in Thousands)
Amount of borrowings:
  FHLB advances...................................   $211,835    $212,693    $202,639
  Securities sold under agreement to repurchase...      1,772          --          --
Weighted average rate on:
 FHLB advances....................................       5.75%       6.09%       5.97%
  Securities sold under agreement to repurchase...       3.89          --          --

                                                          Year Ended December 31,
                                                    ---------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (Dollars in Thousands)
Maximum amount of borrowings
 outstanding at any month end:
 FHLB advances....................................   $214,012    $223,461    $203,330
  Securities sold under agreement to repurchase...      1,859          --          --

Approximate average borrowings
 outstanding with respect to:
 FHLB advances....................................   $197,973    $207,871    $176,943
  Securities sold under agreement to repurchase...        456          --          --

Approximate weighted average rate paid on:
 FHLB advances....................................       5.97%       6.12%       6.02%
  Securities sold under agreement to repurchase...       4.10          --          --

Subsidiary Activities

          Community First is permitted to invest an amount equal to 5% of its assets in service entities where such entities are authorized to engage in those activities incidental to the conduct of the Bank. As of December 31, 1998, Community First's investment in this subsidiary was $456,000.

          In October 1982, the Bank formed a wholly-owned subsidiary, Capitol Consolidated Financial Corporation ("CCFC"), for the purpose of engaging in real estate development activities. Subsequent to its organization CCFC was involved in one real estate development project beginning in 1985 and concluding in 1986, and also was engaged in limited securities investment activities in 1986. CCFC has engaged in no significant activities since May 1986, although in 1986 it did purchase approximately $26,000 of stock in an insurance company, of which it held $14,000 at December 31, 1998. During 1993, the Bank entered into a lease agreement with a third-provider of investment products. The Bank, in 1995 and 1994, respectively, recognized $15,000 and $150,000 of rental income in conjunction with this agreement. In addition, CCFC entered into a brokerage services agreement with the same third-party vendor whereby

$15,000, $53,000 and $29,000 of commissions were received and included in CCFC's income in 1995, 1994 and 1993, respectively. Both the lease and the brokerage services agreement were terminated in 1995. CCFC entered into a brokerage services agreement with another third-party vendor in late 1995. Through the Bank's branch offices, this third-party provided customers seeking alternative non-FDIC insured investment services the opportunity to invest in bonds, mutual funds, stocks, annuities, and other investment products. The offices occupied by the third party were separate and distinct from the Bank's offices, and Bank customers were alerted to the fact that the third party was not affiliated with the Bank, and was not offering deposit or savings accounts insured by the SAIF or the FDIC. In conjunction with the brokerage service agreement, CCFC received $16,000 in commissions in 1996. The Bank also received $27,000 in rental income in 1996 from the third-party. In early 1997, the brokerage services agreement with the third-party vendor was terminated.

          In late 1995, CCFC purchased the Allegan Insurance Agency. No activity was conducted through this agency during 1995 or 1996. In early 1997, a licensed agent was hired to operate the Allegan Insurance Agency. During 1997, the Allegan Insurance Agency conducted business as Community First Insurance and Investment Services (CFIIS) and offered customers and non-customers the opportunity to invest in non-FDIC-insurance products such as bonds, mutual funds, stocks, annuities, and life insurance. CFIIS received $138,000 in commission income during 1997. During the fourth quarter of 1998, two additional licensed agents were hired. CFIIS received $181,000 in commission income during 1998.

          Also during 1997, CCFC invested $26,838 to become a member of Michigan Bankers Title of Mid-Michigan, L.L.C., a Michigan limited liability company, for the purpose of engaging in the title insurance agency business. As agent for Investors Title Insurance Company, a North Carolina insurance corporation headquartered in Chapel Hill, North Carolina, the L.L.C. underwrites and issues title insurance policies in the name and on behalf of the title insurer. The Michigan Bankers Title of Mid-Michigan, L.L.C. is comprised of fourteen owners; subsidiaries of ten state banks, three national banks and one subsidiary of a state savings bank. CCFC received a dividend distribution of $29,820 in December 1997, based upon the operation of the L.L.C. during 1997. As a result of activity during 1998, CCFC received dividend distributions of $82,005.

          On January 2, 1998, the Bank formed a wholly-owned subsidiary Community First Mortgage Corporation ("CFMC"). The subsidiary was formed for the purpose of performing secondary marketing activities. At December 31, 1998, CFMC held mortgage loans totaling $380.2 million. Gains on sales of loans through CFMC during 1998 were $288,000.

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

Key Operating Ratios

       Set forth below are certain key operating ratios for the Corporation at the dates and for the periods indicated.

                                            Year Ended December 31,
                                           --------------------------
                                            1998      1997      1996
                                           -------   -------   ------

Interest rate spread....................     2.76%     2.70%    2.63%
Net yield on earning assets.............     3.10      3.06     2.98
Return on average equity (net income
  as a percentage of average
  stockholders' equity).................    17.59     16.39     8.55
Return on average assets (net income
  as a percentage of average  assets)...     1.38      1.26     0.69
Dividend payout ratio...................    36.90     31.71    41.28

                                                           At December 31,
                                                      --------------------------
                                                       1998      1997      1996
                                                      ------    ------    ------
Equity to assets ratio (average stockholders'
equity as a percentage of average total assets)       7.86%      7.70%    8.06%

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

Segments of the Business

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Corporation operates as a single segment.

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

          At December 31, 1998, the Bank's ratio of Tier 1 capital to total assets was 7.6%, its ratio of Tier 1 capital to risk-weighted assets was 13.1% and its ratio of total capital to risk-weighted assets was 14.1%.

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

          Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the FDIC and the Federal Reserve Board, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines.

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

          Federal Home Loan Bank System. Community First is a member of the FHLB System. The FHLB System consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), as successor in this respect to the Federal Home Loan Bank Board. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in its FHLB in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the FHLBs. The Bank was in compliance with this requirement at December 31, 1998, with investments in FHLB stock of $11.5 million.

          The FHLBs serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. Long-term advances may be made only for the purpose of providing funds for residential housing finance. As of December 31, 1998, the Bank had $211.8 million in advances from its FHLB.

          Liquidity Requirements. Although not required by regulation, Community First maintains average daily balances of short-term liquid assets at a specified percentage (currently 3%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. The short-term liquidity ratio of the Bank at December 31, 1998 was 4.40%. A substantial sustained decline in savings deposits could adversely affect the Bank's liquidity which could result in restricted operations and additional borrowings from the FHLB.

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

     Under FDICIA, an "undercapitalized institution" generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, restrictions on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. At December 31, 1998, the Bank was classified as "well capitalized" under the FDIC's regulations.

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

     Limits on Loans to One Borrower. The State of Michigan Savings Bank Act No. 354 of the Public Acts of 1996 (the "Act") provides limits on loans and extensions of credit to one borrower for stock savings banks chartered in the State of Michigan. The Act limits loans and extensions of credit to one borrower to 15% of the capital and surplus of the Bank, except that upon two-thirds vote of its Board of Directors, the limit may be increased not to exceed 25% of the capital and surplus of the Bank.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required on the first $4.9 million of transaction accounts. Reserves equal to 3% must be maintained on the next $41.6 million of transaction accounts and a reserve of 10% must be maintained against the remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1998, Community First met its reserve requirements.

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

     Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended ("Code") in the same general manner as other corporations. Prior to 1996 legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The thrift bad debt reserve method was repealed for taxable years beginning after December 31, 1995. For taxable years beginning on or after January 1, 1996, savings institutions will be treated the same as commercial banks. Institutions such as the Bank that are part of a consolidated group with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off.

     The legislation also requires savings institutions to recapture the excess of their tax bad debt reserves for the last taxable year beginning before January 1, 1996, over their tax bad debt reserves for the last taxable year beginning before January 1, 1988 ("base year"), adjusted downward for any decline in outstanding loans from the base year. This excess will be taken into income over six years, generally for taxable years beginning in 1996, but subject to potential deferral up to two years. The Bank began to recapture its excess reserve of approximately $3.7 million in 1998.

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

     State Taxation. Under Michigan law, the Corporation, the Bank and its subsidiaries are subject to a "Single Business Tax," a value-added tax for the privilege of doing business in the state of Michigan. The major components of the tax base are: compensation, federal taxable income and depreciation, less the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base for 1998 and 1997. The Bank was also subject to an "Intangibles Tax" of $0.05 in 1997 and $0.10 in 1996 on each $1,000 of savings deposits. The Intangibles Tax has been repealed for 1998 and subsequent years.

     The Bank's state tax returns have been audited through December 1991 by the Michigan Department of Treasury.

     For additional information regarding federal taxes, see Notes 1 and 13 of the Notes to Consolidated Financial Statements in the Annual Report.

Personnel

     As of December 31, 1998, the Bank, including its subsidiaries, had 207 full-time employees and 72 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

Executive Officers

     The following table sets forth information regarding the Corporation's and/or the Bank's executive officers.

Name                           Age(1)   Position
----                           ------   --------

Robert H. Becker                63      President and Chief Executive Officer of the Corporation and the Bank
John W. Abbott                  51      Executive Vice President, Chief Operating Officer, and Secretary of the
                                        Corporation and the Bank
Jane M. Judge McMillian         37      Vice President -- Director of Human Resources of the Bank
Rick L. Laber                   41      Vice President, Chief Financial Officer, and Treasurer of the Corporation
                                        and the Bank
Jack G. Nimphie                 49      Senior Vice President -- Director of Operations of the Bank
Sally A. Peters                 46      Vice President -- Director of Marketing of the Bank
C. Wayne Weaver                 45      Senior Vice President -- Director of Retail Banking of the Bank

-------------------------

(1)       At December 31, 1998


          The principal occupation of each executive officer of the Corporation and/or the Bank is set forth below.

          Robert H. Becker joined Community First in November 1987 as the President and Chief Executive Officer. Mr. Becker also serves as the Corporation's President and Chief Executive Officer. Mr. Becker began his banking career in 1957, and from 1976 to 1987, Mr. Becker served as President and Chief Executive Officer of MetroBanc located in Grand Rapids, Michigan. Mr. Becker is a past Director of the Federal Home Loan Bank of Indianapolis and a past Chairman of the Michigan League of Savings Institutions. He is also past Chairman and a director of the Lansing Community College Foundation, a member of the Rotary Club of Lansing, and a Board member and Chairman of the Finance Committee of the Capital Region Community Foundation.

          John W. Abbott joined Community First in February 1989 as the Executive Vice President and Chief Operating Officer. Mr. Abbott also serves as the Corporation's Executive Vice President and Chief Operating Officer. In October 1993, Mr. Abbott also began serving as the Corporation's Secretary.
From 1985 until January 1989, Mr. Abbott was Vice President -- Finance of Union Bancorp, Inc., located in Grand Rapids, Michigan, a subsidiary of NBD Bancorp, Inc., and prior to August 1985 he was a C.P.A. with a national accounting firm. He is currently a director of the Michigan League of Community Banks.

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

          Jack G. Nimphie joined Community First in 1971 as a management trainee and became Senior Vice President -- Director of Retail Banking in 1986. In February 1989 he became Senior Vice President -- Director of Banking Operations, and in December 1991 he became Senior Vice President -- Director of Operations and Retail Banking. In October 1996, Mr. Nimphie became Senior Vice President -
- Director of Operations of the Bank.

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

Item 2.  Properties
-------------------

          Community First owns all of its offices, except as noted. The following table sets forth the location of the Bank's offices, as well as certain additional information relating to those offices as of December 31, 1998.

                                                                     Net Book
                                          Year      Approximate      Value at
                                        Facility    Office Area    December 31,
                                         Opened    (Square Feet)     1998 (1)
                                        --------   -------------   -------------
Community First Main Office:
112 East Allegan Street
Lansing, Michigan (2)................       1922         46,368      $3,901,770

Branch Offices:
101 East Lawrence Street
Charlotte, Michigan..................       1981          1,700         187,418

6333 West St. Joseph Street
Delta Township, Michigan.............       1986          1,200         358,367

250 East Saginaw Street
East Lansing, Michigan...............       1977          2,100         408,805

401 South Bridge Street
Grand Ledge, Michigan................       1966          1,700         320,781


                                                      Net Book
                                          Year       Approximate       Value at
                                        Facility     Office Area      December 31,
                                         Opened     (Square Feet)       1998 (1)
                                        --------    -------------     -----------
4440 West Saginaw Street
Lansing, Michigan....................       1977          2,100         421,954

6510 South Cedar Street
Lansing, Michigan (3)................       1974          3,000         506,433

606 West Columbia Street
Mason, Michigan......................       1971          1,700         335,697

301 North Clinton Avenue
St. Johns, Michigan..................       1978          2,700         384,681

225 West Grand River Avenue
Williamston, Michigan................       1978          1,500         306,638

121 West Allegan Street
Lansing, Michigan (4)................       1922         16,800

5620 Pennsylvania Avenue
Lansing, Michigan....................       1970          1,250         144,841

100 North Dexter Street
Ionia, Michigan......................       1975          1,248          88,859

709 S. U.S. 27
St. Johns, Michigan..................       1981          1,454         211,324

2801 E. Grand River
Lansing, Michigan....................       1978          1,454         165,346

13007 S. U.S. 27
DeWitt, Michigan.....................       1994          2,420       1,092,887

515 E. Grand River Avenue, Suite E
East Lansing, Michigan (5)...........       1996          2,500          59,361

4815 Okemos Road
Okemos, Michigan.....................       1997          2,635       1,048,804

Ledges Commerce Park, Unit 2A
Grand Ledge, Michigan (6)............       1996                        198,735

_______________
(1) Represents the book value of land, building, fixtures, equipment and furniture at the premises and owned or leased by the Bank.
(2) This location has attached buildings with an additional 2,444 square feet rented as retail space.
(3) Building has a second floor with an additional 2,200 square feet rented as office space.
(4) This office was closed effective May 1, 1992, and sold June 30, 1998.
(5) Branch office was opened April 29, 1996. Property is leased and net book value at December 31, 1998 represents building improvements and furniture and equipment. This office was subsequently closed February 20, 1999.
(6) Net book value at December 31, 1998 represents the purchase price of land which is held for future development of a branch office.

          The net book value of the Bank's investment in premises and equipment totaled $10.3 million at December 31, 1998. For additional information regarding the Bank's premises and equipment, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1998.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal 1 -- Election of Directors" in the Proxy Statement, and to "Item 1 -- Business -- Recent Developments" in this Form 10-K.


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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

          (a)(1) Financial Statements - The following financial statements are
                 --------------------
incorporated by reference to Item 8 of this Annual Report on Form 10-K:

          1. Consolidated Statements of Financial Condition at December 31, 1998 and 1997
          2. Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
          3. Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996
          4. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
          5.  Notes to Consolidated Financial Statements
          6.  Independent Auditors' Report

          (a)(2) Financial Statement Schedules - All financial statement
            -----------------------------
schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

          (a)(3) Exhibits - The following exhibits are either filed as part of
                 --------
                 this report or are incorporated herein by reference:

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

          10.1 Stock Option Plan of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 10.3 to the Corporation's registration statement on Form S-1 filed with the SEC on January 9, 1990)

          10.2 Employment Agreements between Community First, A Federal Savings Bank and Robert H. Becker and John W. Abbott (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Corporation's registration statement on Form S-4 filed with the SEC on May 21, 1990)

          10.3 Merger Conversion Agreement with Union Federal Savings dated June 12, 1991 (incorporated by reference to Exhibit 28.2 to the Corporation's current report on Form 8-K filed with the SEC on June 14, 1992)

          10.4 Agreement and Plan of Merger by and between CFSB Bancorp, Inc. and Old Kent Financial Corporation, dated February 24, 1999 (incorporated by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K filed with the SEC on March 1, 1999)

          10.5 Stock Option Agreement by and between CFSB Bancorp, Inc. and Old Kent Financial Corporation, dated February 24, 1999 (incorporated by reference to Exhibit 2.2 to the Corporation's Current Report on Form 8-K filed with the SEC on March 1, 1999)

          10.6   1994 Stock Option and Incentive Plan

          10.7   Employment Agreement between Community First Bank and Rick L.
                 Laber

          10.8   1998 Management Incentive Compensation Plan

          13     1998 Annual Report to Stockholders

          21     Subsidiaries

          23     Consent of KPMG LLP

          27     Financial Data Schedule


          (b)    Reports on Form 8-K.  The Registrant did not file any Current
                 -------------------
                 Reports on Form 8-K during the last quarter of the fiscal year ending December 31, 1998.

          (c)    Exhibits - All exhibits to this report are attached or
                 --------
                 incorporated by reference as stated above.

          (d)    Financial Statement Schedules - None.
                 -----------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 1999.

                                        CFSB BANCORP, INC.



                                      By: /s/ Robert H. Becker
                                          -----------------------------
                                          Robert H. Becker
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 1999.


/s/ Robert H. Becker                /s/ John W. Abbott
-----------------------------       -------------------------------
Robert H. Becker                    John W. Abbott
President and                       Executive Vice President, Chief
Chief Executive Officer             Operating Officer and Secretary
(Principal Executive Officer        (Duly Authorized Representative)
and a Director)


/s/ James L. Reutter                /s/ Rick L. Laber
-----------------------------       -------------------------------
James L. Reutter                    Rick L. Laber
Chairman of the Board               Vice President, Chief Financial Officer
                                    and Treasurer
(Director)                          (Principal Financial and Accounting Officer)


/s/ Cecil Mackey
-----------------------------       -------------------------------
Cecil Mackey                        David H. Brogan
(Director)                          (Director)


/s/ J. Paul Thompson, Jr.           /s/ William C. Hollister
-----------------------------       -------------------------------
J. Paul Thompson, Jr.               William C. Hollister
(Director)                          (Director)


/s/ Henry W. Wolcott, IV
-----------------------------
Henry W. Wolcott, IV
(Director)

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

    3.2 *       Bylaws of CFSB Bancorp, Inc.

    10.1 *      Stock Option Plan of CFSB Bancorp, Inc.

    10.2 ** Employment Agreements between Community First, A Federal Savings Bank and Robert H. Becker and John W. Abbott.

    10.3 *** Merger Conversion Agreement with Union Federal Savings dated June 12, 1991.

    10.4 ****   Agreement and Plan of Merger by and between CFSB Bancorp, Inc.
                and Old Kent Financial Corporation, dated February 24, 1999

    10.5 *****  Stock Option Agreement by and between CFSB Bancorp, Inc. and Old
                Kent Financial Corporation, dated February 24, 1999

    10.6        1994 Stock Option and Incentive Plan

    10.7        Employment Agreement between Community First Bank and Rick L.
                Laber

    10.8        1998 Management Incentive Compensation Plan

    13          1998 Annual Report to Stockholders

    21          Subsidiaries

    23          Consent of KPMG LLP

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

**** Incorporated by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K filed with the SEC on March 1, 1999.

***** Incorporated by reference to Exhibit 2.2 to the Corporation's Current Report on Form 8-K filed with the SEC on March 1, 1999.