Form 10-Q
period 1999-03-31
CFSB BANCORP INC
filed 1999-05-14
CIK 859083

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended: March 31, 1999 Commission File No. 0-18609

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

                     YES  X     NO
                         ---      ---

There were 8,437,346 shares of the Registrant's $0.01 par value common stock outstanding as of April 30, 1999.

              CFSB BANCORP, INC., AND SUBSIDIARY

                         Contents

                                                            Pages
                                                            -----
PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

   Consolidated Statements of Financial Condition at
   March 31, 1999 and December 31, 1998 (unaudited)           1

   Consolidated Statements of Operations for the
   three months ended March 31, 1999 and 1998
   (unaudited)                                                2

   Consolidated Statements of Stockholders' Equity
   and Comprehensive Income for the three months
   ended March 31, 1999 and 1998 (unaudited)                  3

   Consolidated Statements of Cash Flows for the
   three months ended March 31, 1999 and 1998
   (unaudited)                                              4-5

   Notes to Consolidated Financial Statements
   (unaudited)                                              6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.    8-16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARK RISK.                                    16

PART II - OTHER INFORMATION                                  17

  SIGNATURES                                                 18

              CFSB BANCORP, INC., AND SUBSIDIARY
        Consolidated Statements of Financial Condition

                                                           March 31,   December 31,
                                                             1999          1998
                                                         ------------   -----------
                                                                (unaudited)
ASSETS:
  Cash and amounts due from depository institutions     $  9,596,288   $ 11,694,940
  Interest-earning deposits with Federal Home
    Loan Bank and other depository institutions,
    at cost which approximates market                     17,195,996     10,246,287
  Investment securities available for sale, at
    fair value                                            22,063,300     22,018,800
  Mortgage-backed securities available for sale,
    at fair value                                         14,835,080     16,006,538
  Loans receivable, net                                  789,924,359    786,411,364
  Accrued interest receivable, net                         4,742,632      4,380,539
  Real estate, net                                           962,796        979,838
  Premises and equipment, net                             10,196,641     10,345,702
  Stock in Federal Home Loan Bank of Indianapolis,
    at cost                                               11,645,700     11,450,700
  Deferred federal income tax benefit                        794,000        635,000
  Other assets                                             7,114,495      6,177,007
                                                        ------------   ------------
    Total assets                                        $889,071,287   $880,346,715
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Deposits                                            $580,093,704   $586,707,413
    Advances from Federal Home Loan Bank and
      securities sold under agreement to repurchase      225,030,167    213,607,417
    Advance payments by borrowers for taxes
      and insurance                                        3,388,896      1,345,619
    Accrued interest payable                               2,694,851      2,760,854
    Federal income taxes payable                             967,885        850,629
    Other liabilities                                      5,479,302      5,797,462
                                                        ------------   ------------
      Total liabilities                                  817,654,805    811,069,394
                                                        ------------   ------------
Stockholders' equity:
  Serial preferred stock, $0.01 par value; authorized
    2,000,000 shares; issued - none                               --             --
  Common stock, $0.01 par value; authorized
    15,000,000 shares; issued 8,437,346 shares
    at March 31, 1999 and 8,173,517 shares at
    December 31, 1998                                         84,373         81,735
  Additional paid-in capital                              64,849,444     63,770,944
  Retained income - substantially restricted               6,270,163      5,464,366
  Accumulated other comprehensive income                     268,293        269,897
  Employee Stock Ownership Plan                              (55,791)       (74,387)
  Treasury stock, at cost; 0 shares at March
    31, 1999 and 10,449 shares at December 31, 1998               --       (235,234)
                                                        ------------   ------------

    Total stockholders' equity                            71,416,482     69,277,321
                                                        ------------   ------------
    Total liabilities and stockholders' equity          $889,071,287   $880,346,715
                                                        ============   ============

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC., AND SUBSIDIARY
              Consolidated Statements of Operations

                                                    Three Month Ended
                                                        March 31,
                                                  ---------------------
                                                   1999         1998
                                                  -------      -------
                                                      (Unaudited)
INTEREST INCOME:
  Loans receivable                                $14,669,666   $14,338,377
  Mortgage-backed securities                          281,884       403,967
  Investment securities                               289,389       297,650
  Other                                               382,201       508,380
                                                  -----------   -----------
     Total interest income                         15,623,140    15,548,374
INTEREST EXPENSE:
  Deposits, net                                     5,713,343     6,196,215
  Federal Home Loan Bank advances and securities
    sold under agreement to repurchase              3,193,984     2,946,399
                                                  -----------   -----------
  Total interest expense                            8,907,327     9,142,614
                                                  -----------   -----------
  Net interest income before provision
    for loan losses                                 6,715,813     6,405,760
  Provision for loan losses                           105,000        97,500
                                                  -----------   -----------
     Net interest income after provision
       for loan losses                              6,610,813     6,308,260
NONINTEREST INCOME:
  Service charges and other fees                    1,314,503     1,125,744
  Loan servicing income                                63,187        72,230
  Gains on sales of loans, net                        225,754       449,069
  Gains on sales of mortgage-backed securities
    available for sale, net                                --         2,362
  Real estate operations, net                         (20,768)        9,658
  Other, net                                          277,213       211,797
                                                  -----------   -----------
    Total other income                              1,859,889     1,870,860
NONINTEREST EXPENSE:
  Compensation, payroll taxes, and fringe
    benefits                                        2,329,224     2,180,922
  Office occupancy and equipment                      634,645       498,296
  Federal insurance premiums                           87,921        87,020
  Marketing                                           218,695       202,269
  Data processing                                     175,329       113,356
  Merger and acquisition costs                        343,747            --
  Other, net                                          876,051       908,612
                                                  -----------   -----------
    Total noninterest expense                       4,665,612     3,990,475
                                                  -----------   -----------
    Income before federal income tax
      expense                                       3,805,090     4,188,645

Federal income tax expense                          1,266,000     1,359,000
                                                  -----------   -----------
    Net income                                    $ 2,539,090   $ 2,829,645
                                                  ===========   ===========
EARNINGS PER SHARE:
  Basic                                           $      0.31   $      0.34
                                                  ===========   ===========
  Diluted                                         $      0.30   $      0.33
                                                  ===========   ===========
DIVIDENDS PAID PER SHARE                          $      0.13   $      0.11
                                                  ===========   ===========


See accompanying notes to consolidated financial statements.

               CFSB BANCORP, INC., AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income
      For the Three Months Ended March 31, 1999 and 1998
                         (Unaudited)

                                                                                       Accumulated
                                   Additional                 Commitment                  Other          Total
                          Common     Paid-in     Retained      for ESOP     Treasury   Comprehensive  Stockholders'
                           Stock     Capital      Income         Debt         Stock       Income         Equity
                          -------   -----------  ---------    -----------  ----------  ------------- -------------
Balance at
  December 31, 1997        $76,555  $48,377,350  $20,011,874  $(227,522)  $(1,016,064)  $ 312,597    $67,534,790

Net income                    -           -        2,829,645      -             -           -          2,829,645
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -         (58,665)       (58,665)
                                                                                                      ----------
Comprehensive income          -           -            -          -             -           -          2,770,980
Stock options exercised       -           -          (65,275)     -           101,922       -             36,647
Repayment of ESOP debt        -           -             -        57,971         -           -             57,971
Cash dividends on common
  stock - $0.12 per share     -           -         (975,997)     -             -           -           (975,997)
Treasury stock purchased      -           -            -          -        (4,063,948)      -         (4,063,948)
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  March 31, 1998           $76,555  $48,377,350  $21,800,247  $(169,551)  $(4,978,090)  $ 253,932    $65,360,443
                           =======  ===========  ===========  =========   ===========   =========    ===========

Balance at
  December 31, 1998        $81,735  $63,770,944  $ 5,464,366  $ (74,387)  $  (235,234)  $ 269,897    $69,277,321

Net income                    -           -        2,539,090      -             -           -          2,539,090
Change in unrealized
  gain on securities,
  net (see disclosure)        -           -            -          -             -          (1,604)        (1,604)
                                                                                                     -----------
Comprehensive income          -           -            -          -             -           -          2,537,486
Stock options exercised      2,638      565,756     (660,104)     -           729,297       -            637,587
Repayment of ESOP debt        -           -             -        18,596         -           -             18,596
Cash dividends on common
  stock - $0.13 per share     -           -       (1,073,189)     -             -           -         (1,073,189)
Treasury stock purchased      -           -            -          -          (494,063)      -           (494,063)
Tax benefit associated
  with exercise of stock
  options                     -         512,744        -          -             -           -            512,744
                           -------  -----------  -----------  ---------   ------------  ---------    -----------
Balance at
  March 31, 1999           $84,373  $64,849,444  $ 6,270,163  $ (55,791)  $     -       $ 268,293    $71,416,482
                           =======  ===========  ===========  =========   ===========   =========    ===========

See accompanying notes to consolidated financial statements.

              CFSB BANCORP, INC., AND SUBSIDIARY
              Consolidated Statements of Cash Flows


                                                            Three Months Ended
                                                                March 31,
                                                            1999           1998
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  2,539,090   $  2,829,645

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           315,086        245,924
      Provision for loan losses                               105,000         97,500
      Net amortization of premiums and accretion
        of discounts                                         (115,704)            --
      Loans originated for sale                           (18,002,874)   (10,723,170)
      Proceeds from sales of loans originated for sale     15,584,952      7,834,321
      Net gains on sales of loans and securities             (225,754)      (451,431)
      Net loss on sales and disposals of premises
        and equipment                                          18,594             34
      Decrease in deferred loan fees                         (169,411)      (112,267)
      Decrease (increase) in accrued interest receivable     (362,093)       415,312
      Decrease in accrued interest payable                    (66,003)      (162,272)
      Increase in deferred federal income tax benefit        (164,000)      (269,688)
      Increase in federal income taxes payable                630,000      1,553,688
      Increase (decrease) in other liabilities               (311,554)     1,520,278
      Increase in other assets                               (847,042)      (826,021)
                                                         ------------   ------------
        Net cash provided by (used by) operating
          activities                                       (1,071,713)     1,951,853

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal repayments and maturities of investment
    securities available for sale                                  --     10,000,000
  Loan originations (net of undisbursed loans in
    process)                                              (92,180,066)   (47,129,030)
  Loans purchased                                          (5,085,400)    (6,807,464)
  Proceeds from sales of loans                             11,915,170     25,367,512
  Principal repayments on loans                            84,377,703     52,744,962
  Principal repayments and maturities on mortgage-
    backed securities available for sale                    1,246,058      1,604,429
  Proceeds from sales, redemptions, and settlements
    of real estate owned, net                                  94,281             --
  Purchases of premises and equipment                        (208,578)      (187,404)
  Proceeds from sales and disposals of premises
    and equipment                                              23,959             --
  Purchases of Federal Home Loan Bank stock                  (195,000)            --
                                                         ------------   ------------
    Net cash provided by (used by) investing activities       (11,873)    35,593,005

              CFSB BANCORP, INC., AND SUBSIDIARY
        Consolidated Statements of Cash Flows, Continued


                                                            Three Months Ended
                                                                 March 31,
                                                            1999           1998
                                                          --------      ---------
                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                    $ (6,613,709)  $14,069,323
  Stock options exercised                                     637,587        36,647
  Purchases of treasury stock                                (494,063)   (4,063,948)
  Net increase in advance payments by borrowers
    for taxes and insurance                                 2,043,277     2,088,672
  Federal Home Loan Bank advance repayments                (9,266,022)  (48,646,123)
  Federal Home Loan Bank advances                          20,000,000    25,000,000
  Securities sold under agreement to repurchase               688,772            --
  Dividends paid on common stock                           (1,061,199)     (912,897)
                                                         ------------  ------------
    Net cash provided (used by) by financing activities     5,934,643   (12,428,326)
                                                         ------------  ------------

Net increase in cash and cash equivalents                   4,851,057    25,116,532

Cash and cash equivalents at beginning of period           21,941,227    18,489,494
                                                         ------------  ------------
Cash and cash equivalents at end of period               $ 26,792,284  $ 43,606,026
                                                         ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest expense                                     $  8,973,330  $  9,304,886
    Federal income taxes                                      800,000        75,000
  Transfers of loans to real estate owned                      77,239         2,466
  Transfers of loans to repossessed assets                     90,446        64,878
  Loans charged-off                                            73,632        58,227

See accompanying notes to consolidated financial statements.

                CFSB BANCORP, INC., AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                        (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, for the year ended December 31, 1998, included in the Corporation's 1998 Annual Report.

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

3.   EARNINGS PER SHARE

The Corporation follows Financial Accounting Standards Board
(FASB) Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the dilution if options to issue common stock were exercised or converted into common stock.

There are no reconciling items when calculating basic earnings per share. A reconciliation of diluted EPS for the three month periods ending March 31 follows:

                                                      1999          1998
                                                      ----          ----
Net earnings applicable to common stock           $2,539,090     $2,829,645
                                                  ==========     ==========

Average number of shares outstanding               8,217,592      8,308,060
Effect of dilutive securities - stock options        307,216        401,392
                                                  ----------     ----------

                                                   8,524,808      8,709,452
                                                  ==========     ==========

Diluted earnings per share                             $0.30          $0.33
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

Amounts reclassified from net income to comprehensive income for the three month periods ending March 31 are as follows:

                                              1999                        1998
                                      --------------------------  -----------------------
                                       Tax                        Tax
                                      Benefit  Reclassification  Benefit Reclassification
                                      -------  ----------------  ------- ----------------
Change in unrealized holding
   gains arising during period,
   net of tax                         $5,001     $(1,604)        $30,528    $(58,665)
Add:  reclassification adjustment
         for realized gain included
         in net income, net of tax        --          --              --          --
                                                 -------                    --------
Other comprehensive income for
   the period                                    $(1,604)                   $(58,665)
                                                 =======                    ========

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

GENERAL

CFSB Bancorp, Inc. (Corporation) is the holding company for Community First Bank (Bank). Substantially all of the Corporation's assets are currently held in, and operations conducted through its sole subsidiary, Community First Bank.
The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's primary market area is the greater Lansing, Michigan area, which is comprised of the tri-county area of Clinton, Eaton, and Ingham counties, the western townships of Shiawassee County, and Ionia County. The Bank also conducts lending operations in Livingston and Jackson counties. The Bank's business consists primarily of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank (FHLB) advances, to originate loans for the purchase and construction of residential properties. To a lesser extent, the Bank also makes income-producing property loans, commercial business loans, home equity loans, and various types of consumer loans. The Bank's revenues are derived principally from interest income on mortgage and other loans, mortgage-backed securities, investment securities, and to a lesser extent, from fees and commissions. The operations of the Bank, and the financial services industry generally, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and cost of funds are impacted by interest rates on competing investments and market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing is offered.

RECENT DEVELOPMENTS

On February 24, 1999, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Old Kent Financial Corporation ("Old Kent"), pursuant to which the Corporation is expected to merge with and into Old Kent (the "Merger"). As a result of the Merger, each outstanding share of the Corporation's common stock ("CFSB Common Stock") is expected to be converted into the right to receive 0.6222 shares of common stock of Old Kent. The Merger is conditioned upon, among other things, approval by holders of a majority of CFSB Common Stock and the receipt of certain regulatory and governmental approvals. It is intended that the Merger will be treated as a pooling-of-interests for accounting and financial reporting purposes. The Merger is to be voted on by the Corporation's stockholders at a special meeting of stockholders expected to be held on June 8, 1999 and is expected to be consummated in the third quarter of Calendar 1999.

Concurrently with their execution and delivery of the Merger Agreement, the Corporation and Old Kent entered into a stock option agreement (the "Stock Option Agreement") pursuant to which the Corporation granted Old Kent the right, upon the terms and subject to the conditions set forth in the Stock Option Agreement, to purchase up to 1,645,364 shares (or 19.99%) of CFSB Common Stock, subject to certain adjustments.

FINANCIAL CONDITION

The Corporation's total assets increased to $889.1 million at March 31, 1999 from $880.3 million at December 31, 1998. Most of the increase occurred in interest-earning deposits.

Interest-earning deposits increased to $17.2 million at March
31, 1999 from $10.2 million at December 31, 1998. This increase was due to normal fluctuations in excess earning assets.

Net loans receivable increased to $789.9 million at March 31, 1999 from $786.4 million at December 31, 1998. This net increase of $3.5 million occurred primarily through increases in mortgages of $4.5 million and consumer loans of $2.7 million, partially offset by declines in commercial and income-producing property loans of $1.1 million and $2.6 million, respectively. Mortgage loan originations for the three months ended March 31, 1999 were $91.3 million, compared to $43.7 million for the same period a year ago. With comparatively low mortgage rates in the first quarter of 1999, consumers continued to refinance adjustable-rate mortgages into fixed-rate mortgages. The Corporation continues to sell fixed-rate mortgages with maturities exceeding 15 years.

Deposits declined $6.6 million to $580.1 million at March 31, 1999 from $586.7 million at December 31, 1998. This decline occurred through a decrease in checking accounts of $3.9 million and certificates of deposit of $8.5 million, partially offset by an increase in savings accounts of $5.8 million.

FHLB advances increased $10.8 million to $222.6 million at March 31, 1999 from $211.8 million at December 31, 1998. The increase was composed of an increase in fixed-rate advances of $13.3 million, partially offset by a decline in adjustable-rate advances of $2.5 million. The Corporation had no adjustable-rate advances at March 31, 1999. The Corporation's cumulative one-year gap, one-to-three year gap, and three-to-five year gap was a negative 10.2 percent, negative 4.1 percent, and negative 6.8 percent, respectively, at March 31, 1999, compared to a negative 9.6 percent, negative 5.5 percent, and negative 5.7 percent, respectively, at December 31, 1998.

Total stockholders' equity was $71.4 million at March 31, 1999, a $2.1 million increase compared to the 1998 year-end total of $69.3 million. The increase was primarily due to net income for the first three months of 1999 and proceeds and tax benefits from exercise of stock options, partially offset by dividend declarations and treasury stock purchases.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999,
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net income for the three months ended March 31, 1999 was $2,539,000, or $0.30 per diluted share, compared to $2,830,000, or $0.33 per diluted share for the same 1998 period, a net decrease of $291,000, or 10 percent. Principally accounting for this decrease in net income between years was costs associated with the pending merger, which reduced net income by $259,000 or $.03 per diluted share. Excluding the merger related costs, net income in 1999 was positively impacted by growth in net interest income and improved fee income, which was offset by a decline in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production and increases in the Corporation's noninterest expense.

Net income for the 1999 first quarter represents a return on average assets of 1.16 percent, a decrease from 1.35 percent for the 1998 first quarter, and a return on average stockholders' equity of 14.60 percent compared to 17.15 percent in 1998. Return on average assets and average stockholders' equity for the first quarter of 1999, excluding merger related costs, was
1.27 percent and 16.09 percent, respectively. The Corporation's efficiency ratio, or operating expenses over recurring operating revenues, was 55.9 percent for the quarter ended March 31, 1999, or 51.8 percent excluding merger related costs, compared to 51.0 percent for the quarter ended March 31, 1998.

Net Interest Income
-------------------

The most significant component of the Corporation's earnings is net interest income, which is the difference between interest earned on loans, mortgage-backed securities, investment securities and other earning assets, and interest paid on deposits and FHLB advances and other borrowings. This amount, when annualized and divided by average earning assets, is referred to as the net interest margin. Net interest income and net interest margin are directly impacted by changes in volume and mix of earning assets and interest-bearing liabilities, market rates of interest, the level of nonperforming assets, demand for loans, and other market forces.

The following table presents the yields on the Corporation's earning assets and costs of the Corporation's interest-bearing liabilities, the interest rate spread, and the net interest margin for the three months ended March 31, 1999 and 1998, and at March 31, 1999 and December 31, 1998.


                                       For the
                                     Three Months
                                        Ended             At            At
                                      March 31,        March 31,    December 31,
                                    1999     1998        1999          1998
                                    ----     ----        ----          ----
Weighted average yield:
 Loans receivable, net               7.46%    7.68%       7.32%        7.39%
 Mortgage-backed securities          7.40     7.85        7.70         7.82
 Investment securities               5.29     6.16        5.31         5.31
 Interest-earning deposits           3.53     4.22        3.59         2.80
 Other                               7.82     7.86        7.83         7.83
                                     ----     ----        ----         ----

 Total earning assets                7.33     7.54        7.19         7.27

Weighted average cost:
 Savings, checking, and money
  market accounts                    2.16     2.50        2.14         2.32
 Certificates of deposit             5.48     5.81        5.44         5.60
 FHLB advances and other
    borrowings                       5.76     6.12        5.67         5.73
                                     ----     ----        ----         ----
 Total interest-bearing
  liabilities                        4.46     4.84        4.40         4.55
                                     ----     ----        ----         ----

Interest rate spread                 2.87%    2.70%       2.79%        2.72%
                                     ====     ====        ====         ====
Net yield on earning assets          3.11%    3.06%       3.09%        3.02%
                                     ====     ====        ====         ====

Net interest income before provision for loan losses was $6.7 million during the first quarter of 1999 and represented a $310,000 increase compared to the first quarter of 1998. Net interest income was positively impacted by growth in earning assets in 1999, primarily in loans receivable. The Corporation's net interest margin was 3.11 percent for the three months ended March 31, 1999, an improvement from 3.06 percent for the comparable quarter of 1998. Average loans receivable were $788.2 million in the first quarter of 1999, representing growth of $39.9 million over average loans receivable of $748.3 million in the same quarter one year earlier. The increased level of loans outstanding resulted from originations of adjustable-rate and medium term fixed-rate mortgage loans and purchases of adjustable- and fixed-rate, medium-term mortgage loans all of which are held in the Corporation's portfolio. Because the Corporation is liability sensitive, pressure may be felt on the Corporation's net interest margin if short-term market interest rates rise. The Corporation's net interest margin of 3.11 percent for the three months ended March 31, 1999 exceeded the net interest margin of 3.09 percent at March 31, 1999.

The future trend of the Corporation's net interest margin and net interest income may further be impacted by the level of mortgage loan originations, purchases, repayments, refinancings, and sales and a resulting change in the composition of the Corporation's earning assets. The relatively flat yield curve during late 1997 and during 1998 resulted in a shift toward more customers exhibiting a preference for fixed-rate mortgage loans, many of which were originated for sale in the secondary market. This activity contributed to a decline in loan yields at March 31, 1999 compared to March 31, 1998. The decline in loan yields was more than offset by a decline in cost of interest-bearing liabilities. This contributed to an increase in net interest margin to 3.11 percent for the quarter ended March 31, 1999, compared to 3.06 percent one year earlier. Loans held for sale decreased by $1.7 million during the quarter to $4.9 million at March 31, 1999. A continued high level of refinancings and conversions of adjustable-rate mortgage loans to 30-year fixed-rate loans could have a negative impact on future net interest income. Additional factors affecting the Corporation's net interest income will continue to be the volatility of interest rates, slope of the yield curve, asset size, maturity/repricing activity, and competition.

Provision for Loan Losses
-------------------------

During the first quarter of 1999, the provision for loan losses was $105,000 compared to $97,500 during the first quarter one year ago. Increasing the provision resulted from management's evaluation of the adequacy of the allowance for loan losses including consideration of growth in the loan portfolio, the perceived risk exposure among all loan types, actual loss experience, delinquency rates, borrower circumstances, current and projected economic conditions, and other relevant factors. Management believes the current provision and related allowance for loan losses is adequate to meet current credit risks in the current loan portfolio (for more information, see "Asset Quality.)"

Noninterest Income
------------------

Noninterest income totaled $1.9 million for the three months ended March 31, 1999 and 1998. Increased deposit fees assessed on a higher level of transaction account activity increased noninterest income $189,000 compared to the same period in 1998. Income from debit cards, which were introduced in April 1996, increased noninterest income $53,000. A decline in gains on sales of the Corporation's 30-year fixed-rate mortgage loan production reduced other income $223,000.

Noninterest Expense
-------------------

Noninterest expense was $4.7 million for the three months ended March 31, 1999 compared to $4.0 million for the same quarter one year ago. Noninterest expense increased during 1999 primarily due to merger related costs incurred totaling $344,000. Compensation and fringe benefits expense rose $148,000 between periods due primarily to merit-based salary increases.
Increased office occupancy and equipment expense of $136,000 resulted primarily from increased depreciation expense of $75,000 on computer equipment placed in service in late 1998 in connection with the Corporation's Year 2000 project.

Federal Income Tax Expense
--------------------------

Federal income tax expense was $1.3 million for the three months ended March 31, 1999 compared to $1.4 million for the comparable 1998 quarter. The Corporation's federal income tax expense is, for the most part, recorded at the federal statutory rate less a pro rata portion of the anticipated low-income housing tax credits expected to be available based upon the Corporation's limited partnership investments.

ASSET QUALITY

The following table presents the Corporation's nonperforming assets. Management normally considers loans to be nonperforming when payments are 90 days or more past due, when credit terms are renegotiated below market levels, or when an analysis of an individual loan indicates repossession of the collateral may be necessary to satisfy the loan.

                                       March 31,          December 31,
                                         1999                1998
                                         ----                ----
                                            (dollars in thousands)
Nonaccruing loans:
 One-to-four family
  residential mortgages                  $  204             $  256
 FHA-partially insured
  and VA-partially guaranteed                70                132
 Consumer installment                       106                223
                                         ------             ------
  Total                                  $  380             $  611
                                         ======             ======

  Percentage of total assets               0.04%              0.07%
                                         ======             ======
Real estate owned:(1)
 One-to-four family
  residential mortgages                  $  676             $  686
 Construction and development               350                379
                                         ------             ------
  Total                                  $1,026             $1,065
                                         ======             ======

  Percentage of total assets               0.12%              0.12%
                                         ======             ======

  Total nonaccruing loans
   and real estate owned                 $1,406             $1,676
                                         ======             ======

  Percentage of total assets               0.16%              0.19%
                                         ======             ======

(1) Real estate owned includes properties in redemption and acquired through foreclosure.

The Corporation continues to demonstrate strong credit quality. The Corporation's ratio of nonperforming assets to total assets was 0.16 percent and 0.19 percent at March 31, 1999 and December 31, 1998, respectively, all below industry average. In addition, at March 31, 1999, the Corporation's allowances for loan and real estate losses represent 359 percent of its nonperforming assets, which is above industry average.

Management believes the current provisions and related allowances for loan and real estate owned losses are adequate to meet current credit risks in the current loan and real estate owned portfolios, although there can be no assurances the related allowances may not have to be increased in the future.

LIQUIDITY

The Bank has no regulatory mandated minimum liquidity requirements. Management's intention is to maintain average short-term liquid assets each quarter of three percent of net withdrawable deposit accounts plus borrowings payable in one year or less. The Bank's short-term liquidity ratio was 3.82 percent and 4.40 percent at March 31, 1999 and December 31, 1998, respectively.

CAPITAL RESOURCES

The Bank is subject to capital asset requirements in accordance with Bank regulations. Community First Bank's regulatory capital ratios are well in excess of minimum capital requirements specified by federal banking regulations. The Bank's tangible, core and risk-based capital ratios were 7.80 percent, 7.80 percent, and 14.44 percent at March 31, 1999, respectively.

The Corporation's Board of Directors declared a cash dividend of $0.13 per share in the first quarter of 1999, an increase of 8 percent over the $0.12 per share dividend declared in the first quarter of 1998. The Corporation's cash dividend policy is continually reviewed by management and the Board of Directors. The Corporation currently intends to continue its policy of paying quarterly dividends; however, such payments will depend upon a number of factors, including capital requirements, regulatory limitations, the Corporation's financial condition and results of operations, and the Bank's ability to pay dividends to the Corporation. Presently, the Corporation has no significant source of income other than dividends from the Bank. Consequently, the Corporation depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to its stockholders.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue refers to potential problems with computer systems or any equipment with computer chips that store the year portion of the date as just two digits. Systems using this two-digit approach may not be able to determine whether 00 represents the year 2000 or 1900. The problem, if not corrected, may make those systems fail or allow them to generate incorrect calculations causing a disruption of normal operations.

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

An assessment of the impact of the Year 2000 issue on the Corporation's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From this assessment, the Corporation identified and prioritized those systems deemed to be mission critical or those that have significant impact on normal operations.

The Corporation is progressing with the Renovation, Validation, and Implementation phases of the project plan. The Corporation relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1998 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address the problem on a timely basis. Thus far, responses indicate that most of the significant providers currently have compliant versions available. Specifically, the Corporation's core data processing software is provided by an outside vendor, which has certified the software is Year 2000 compliant. The Corporation is using the compliant software and has installed it on a redundant computer for testing, which began in August 1998. The Corporation anticipates completion of testing the software for integration with other third party software by June 30, 1999. Management successfully completed testing its remaining internal systems for Year 2000 compliance during first quarter 1999.
Year 2000 testing is scheduled for completion on all systems by June 30, 1999. The Corporation can give no guarantee that the systems of these service providers and vendors on which the Corporation's systems rely will be timely renovated.

Additionally, the Corporation implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. Formal communications took place with major customers during first quarter 1999 and management has completed an assessment of the impact of the Year 2000 posed by the Corporation's major customers.

The Corporation has completed the development of contingency plans for systems that are determined to be mission critical. These plans include the replacement of vendors or development of alternative systems or processes where systems will not be completed by specified dates. The Corporation formed a task force and is in the process of updating its business resumption plan, with particular emphasis on addressing contingencies associated with systems that are thought to be Year 2000 compliant, but prove not to be at a future date.

As of March 31, 1999, approximately $750,000 of costs have been incurred in connection with ensuring the Corporation's systems and products are Year 2000 compliant. Management anticipates total costs for Year 2000 implementation will not exceed $900,000. These costs are primarily for the replacement of depreciable assets.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation has experienced no material changes in market risk since December 31, 1998.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Corporation operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and impact of the Year 2000. CFSB Bancorp, Inc. undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

On March 1, 1999, the registrant filed a Form 8-K current report announcing the registrant entered into a definitive agreement (the Agreement) on February 24, 1999 providing for the merger of CFSB Bancorp, Inc. into Old Kent Financial Corporation. The Agreement calls for an exchange of 0.6222 shares of Old Kent Financial Corporation stock for each share of CFSB Bancorp, Inc. stock. The merger is subject to, among other things, stockholder approval and certain regulatory and governmental approvals and is expected to be completed in the third quarter of 1999. It is intended that the merger will be structured as a "pooling-of-interests" for accounting purposes.

On April 14, 1999, the registrant filed a Form 8-K current report announcing the registrant's earnings for the three months ended March 31, 1999.

      Exhibit 27.1   Financial Data Schedule for the three
                     months ended March 31, 1999.
      Exhibit 27.2 Restated Financial Data Schedule for the three months ended March 31, 1998

                       CFSB BANCORP, INC.

                          Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CFSB BANCORP, INC.
(Registrant)


Date:  May 10, 1999



By:  /s/ Robert H. Becker
     -----------------------------
     Robert H. Becker
     President and
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ John W. Abbott
     -----------------------------
     John W. Abbott
     Executive Vice President,
     Chief Operating Officer,
     and Secretary
     (Duly Authorized Officer)


By:  /s/ Rick L. Laber
     -----------------------------
     Rick L. Laber
     Vice President, Chief Financial
     Officer, and Treasurer
     (Principal Financial and
     Accounting Officer)